Form 10-Q
period 2018-03-31
Pure Acquisition Corp.
filed 2018-05-25
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38454

Pure Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3434680
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

421 W. 3rd Street, Suite 1000 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 850-9203

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 25, 2018, there were 41,400,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

Pure Acquisition Corp.

Condensed Balance Sheets

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$97,723	$25,000
Other Assets:
Deferred offering costs	492,338	206,360
TOTAL ASSETS	$590,061	$231,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued formation and offering costs	$371,392	$212,241
Sponsor Note	200,000	-
Total Current Liabilities	571,392	212,241
Commitments and Contingencies (See Note 5)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value;1,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 12,000,000 shares authorized, 10,350,000(1) issued and outstanding	1,035	1,035
Additional paid-in capital	23,965	23,965
Accumulated deficit	(6,331)	(5,881)
Total Stockholders' Equity	18,669	19,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$590,061	$231,360

(1)

Shares and amounts have been retroactively restated to reflect a 20% share dividend on April 12, 2018. The Company’s Second Amended and Restated Certificate of Incorporation, filed with the State of Delaware on April 10, 2018, decreased the number of authorized shares of Class B common stock from 12,000,000 shares to 10,350,000 shares. The Company amended its Second Amended and Restated Certificate of Incorporation, filed with the State of Delaware on April 12, 2018, to increase the number of authorized shares of Class B common stock to 15,000,000 shares.

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Operations

For the Three Months Ended March 31, 2018

(Unaudited)

Formation and operating costs	$450
NET LOSS	$(450)
Weighted average shares outstanding, basic and diluted (1)	10,350,000
Basic and diluted net loss per common share	$(0.00)

(1)	Shares and amounts have been retroactively restated to reflect a 20% share dividend on April 12, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2017 (1)	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Net loss	—	—	—	(450)	(450)
Balances, March 31, 2018	10,350,000	$1,035	$23,965	$(6,331)	$18,669

(1)	Shares and amounts have been retroactively restated to reflect a 20% share dividend on April 12, 2018.

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2018

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450)
Changes in operating assets and liabilities:
Decreases in accrued formation and offering cost	450
Net cash used in Operating Activities	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note from sponsor	200,000
Payment of offering cost	(127,277)
Net cash provided by Financing Activities	72,723
NET CHANGE IN CASH	72,723
Cash, Beginning of Period	25,000
Cash, End of Period	$97,723

Supplemental Schedule of Non-Cash Financing Activities:
Changes in deferred offering costs included in accrued formation and offering costs	$285,978

The accompanying notes are an integral part of these unaudited condensed financial statements

PURE ACQUISITION CORP.

Notes to Condensed Financial Statements

March 31, 2018

(Unaudited)

Note 1 - Description of Organization and Business Operations

Pure Acquisition Corp. (the "Company'', "we", "us" or "our") was incorporated in Delaware on November 13, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a "Business Combination"). We intend to focus our search for target businesses in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America.

At March 31, 2018, the Company had not yet commenced operations. All activity from November 13, 2017 (Inception) through March 31, 2018 relates to the Company's formation and the public offering described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering.  The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On April 17, 2018, the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit as discussed in Note 3. Each unit consists of one share of Class A common stock and one half of one warrant (a "Unit"). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the close of the Company’s offering, April 17, 2018, and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation.

On April 17, 2018, HighPeak Pure Acquisition, LLC ("HighPeak" and the "Sponsor") purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement that occurred simultaneously with the consummation of the Public Offering.

The Company intends to finance its initial Business Combination with proceeds from the Public Offering and the $10,280,000 private placement (Note 3).  Upon the closing of the Public Offering and the private placement, $414,000,000 was placed in a trust account.  The proceeds held in the trust account (“Trust Account”) will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance the Company will be able to complete a Business Combination successfully. Management placed $10.00 per Unit sold in the Public Offering into the Trust Account to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company's failure to consummate a Business Combination within 18 months from the consummation of the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will use its reasonable best efforts to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee such persons will execute such agreements. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts necessary to pay (i) the Company's income and other tax obligations, (ii) payment of $10,000 per month to our Sponsor or one of its affiliates, for up to 18 months, for office space, utilities and secretarial and administrative support commencing on April 13, 2018, the date of listing of the Company's securities on the NASDAQ, and (iii) the Company's liquidation expenses if the Company is unable to consummate a Business Combination within the required time period (up to a maximum of $50,000).

Cash proceeds from the Public Offering and the private placement remaining outside the Trust Account are available to pay prospective acquisition business, technical, legal and accounting due diligence, continuing general and administrative expenses and for working capital purposes. To meet additional working capital needs, the Company's Sponsor or its affiliates may, but are not obligated to, loan the Company funds as may be required. The loans would either be paid upon consummation of the Company's initial Business Combination, or, at the lender's discretion, up to $1,500,000 of such loans may be converted upon consummation of the Company's

Business Combination into private placement warrants at a price of $1.00 per private placement warrant. If the Company does not complete a Business Combination, the loans would be repaid only out of funds held outside of the Trust Account.

Initial Business Combination

Pursuant to the NASDAQ Capital Markets listing rules, the Company's initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account, net of taxes payable, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company's board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow, proved oil and gas reserves, oil and gas production, oil and gas lease acreage and/or book value). The target business or businesses the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. To consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. If the Company's securities are not listed on NASDAQ at the time of the initial Business Combination, the Company would not be required to satisfy the 80% requirement. However, the Company intends to satisfy the 80% requirement even if the Company's securities are not listed on NASDAQ at the time of the initial Business Combination.

The Company will provide the public stockholders, who are the holders of the Class A common stock ("Public Shares") sold as part of the Units in the Public Offering, whether purchased in the Public Offering or in the aftermarket and the Company's stockholders prior to the Public Offering (including the Sponsor) (the "Initial Stockholders") to the extent they purchase such Public Shares ("Public Stockholders"), with an opportunity to redeem all or a portion of their Public Shares of the Company's Class A common stock, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest, net of taxes payable, divided by the number of the then outstanding shares of Class A common stock. The Class A common stock subject to redemption will be recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity". The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The Initial Stockholders will agree to vote their founders' shares (as described in Note 6) and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination, and the Company's executive officers, directors and director nominees have also agreed to vote any Public Shares purchased after the Public Offering in favor of the initial Business Combination. The Initial Stockholders entered into a letter agreement, pursuant to which they agreed to waive their redemption rights with respect to the initial Business Combination as to their founders' shares as well as any Public Shares purchased by the Initial Stockholders. In addition, the Initial Stockholders also agreed to waive their rights to liquidating distributions from the Trust Account with respect to the founders' shares if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Initial Stockholders (or any of the Company's executive officers, directors or affiliates) acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

Failure to Consummate a Business Combination

If the Company is unable to complete the initial Business Combination within 18 months from the consummation of the Public Offering, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate  amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law,  and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statement prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on April 16, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on April 23, 2018.

Emerging growth company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, the diluted loss per common share is the same as basic loss per common share for the period.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 or December 31, 2017.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC Topic 820, "Fair Value Measurements and Disclosures", approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Offering Costs

Offering costs consist principally of legal and other costs incurred through the date of the financial statements directly related to the preparation of the Public Offering and were charged to stockholders' equity upon completion of the Public Offering (See Note 3).

Income taxes

The Company follows the asset and liability method for accounting for income taxes under FASB ASC 740 "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. FASB ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax reform.

Recent Accounting Pronouncements

The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company's financial statements.

Note 3 - Public Offering and Private Placement

Public Offering

On April 17, 2018, the Company sold 41,400,000 Units in its initial Public Offering, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000. Each Unit consists of one share of the Company's Class A common stock and one-half of one warrant, each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment ("Warrant"). No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Public Offering, April 17, 2018, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Warrants, in whole and not in part, at a price of $0.0l per Warrant upon 30 days' notice ("30-day redemption period"), only in the event the last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of Class A common stock underlying such Warrants and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company's management will have the option to require all holders that wish to exercise Warrants to do so on a "cashless basis." In determining whether to require all holders to exercise their Warrants on a "cashless basis," the management will consider, among other factors, the Company's cash position, the number of Warrants outstanding and the dilutive effect on the Company's stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Warrants.

The Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered. The Sponsor also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 18 months from the closing of this offering. Any such purchases would occur in connection with the effectiveness of such amendment.

There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if we fail to complete our business combination within the 18-month time period.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering.

Private Placement

The Sponsor purchased from the Company an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement that occurred simultaneously with the consummation of the offering.

Note 4 - Related Party Transactions

Founders’ Shares

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock were sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 ("Founders' Shares").  In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of its three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. The Sponsor would have been required to forfeit only a number of shares of Class B common stock necessary to continue to maintain the 20.0% ownership interest in our shares of common stock after giving effect to the offering and exercise, if any, of the underwriters' over-allotment option. As a result of the full exercise of the underwriters' over-allotment option, no shares were forfeited.

Related Party Loans

The Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The note was executed on December 16, 2017 and the Company requested and received $200,000 in funds on January 5, 2018. The Company repaid the note on April 17, 2018 in full without interest.

We do not believe we will need to raise additional funds following the offering to meet the expenditures required for operating our business. However, to finance transaction costs in connection with an intended initial Business Combination, our Sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender.

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of our securities on the NASDAQ, through the earlier of our consummation of our initial Business Combination or our liquidation, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time.

Private Placement

As discussed in Note 1, the Sponsor purchased an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) from us simultaneous with the closing of the Public Offering.

Forward Purchase Agreement

In April 2018, HighPeak Energy Partners, LP ("HighPeak LP") entered into a forward purchase agreement with us that provides for the purchase by HighPeak LP of an aggregate of up to 15,000,000 shares of our Class A common stock and 7,500,000 warrants for $10.00 per forward unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination. HighPeak LP is a limited partnership affiliated with our Sponsor. The forward purchase warrants will have the same terms as the private placement warrants so long as they are held by HighPeak LP, its affiliates or its permitted transferees, and the forward purchase shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights, as described in the forward purchase agreement. HighPeak LP's commitment under the forward purchase agreement may be reduced under certain circumstances as described in the agreement.

Warrant Tender Offer

Our sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per public warrant (exclusive of commissions), the outstanding public warrants in a tender offer that would commence after our announcement of an initial business combination and occur in connection with such business combination. The warrant tender offer would not be conditioned upon any minimum number of warrants being tendered.

Our sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public warrant (exclusive of commissions), the outstanding public warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of  incorporation that would affect the substance of timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 18 months from the closing of the Public Offering. Any such purchases would occur in connection with the effectiveness of such amendment.

In April, an affiliate of our sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole warrant to holders of public warrants (excluding private placement warrants or forward purchase warrants) that tender in the tender offer for the public warrants. At any time, our sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of our trust account. In the event a business combination is announced and a tender offer for the warrants is made, but the business combination is later abandoned, the tender offer will not be closed, and the warrants will be returned to the holders.

In the event we are unable to close a business combination within the allotted time, the escrow agent will be authorized to transfer $1.00 per whole public warrant, to holders of public warrants other than our sponsor and its affiliates, at the same time as we redeem our public shares, and all public warrants will expire worthless.

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from our Public Offering as advisors in connection with any potential Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business' attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. The Company will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) for such services upon the consummation of our initial Business Combination.

Registration Rights

The holders of our Founders' Shares issued and outstanding and any private placement warrants issued to our Sponsor, officers, directors or their affiliates in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed April 12, 2018. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the Founders' Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Class B common stock are to be released from escrow. The holders of a majority of the private placement warrants issued to our Sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2018 and December 31, 2017, no preferred stock is issued or outstanding.

Common Stock

The Company was authorized to issue 1,000 shares of Class A common stock, par value $0.0001 per share as of March 31, 2018. At March 31, 2018 and December 31, 2017, no Class A common stock is issued or outstanding. In April 2018, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of Class A common stock to 200,000,000. On April 17, 2018, the Company consummated the closing of its initial public offering of 41,400,000 Units, consisting of 41,400,000 shares of Class A common stock and warrants to purchase 20,700,000 shares of Class A common stock.

At March 31, 2018 and December 31, 2017, the Company is authorized to issue 12,000,000 shares of Class B common stock. A total of 10,062,500 Founders' Shares of Class B common stock was sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000. In March 2018, our sponsor returned to us, at no cost, an aggregate of 1,437,500 founder shares, which we cancelled, leaving an aggregate of 8,625,000 founder shares outstanding. In April 2018, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class B common stock to 15,000,000. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our sponsor and independent director nominees holding an aggregate of 10,350,000 founders’ shares. The financial statements have been retroactively adjusted to reflect the stock dividend.

Subject to certain limited exceptions, 50% of the Founders' Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company's Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and the remaining 50% of the Founders' Shares will not be transferred, assigned, sold until one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company's initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all stockholders having the right to exchange their common stock for cash, securities or other property.

Warrants

Warrants may only be exercised for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Public Offering, April 12, 2018.  No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon the exercise of the Warrants is not effective within the number of days as specified in the warrant agreement from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The private placement warrants will be identical to the Warrants underlying the Units sold in the Public Offering, except the private placement warrants will be exercisable for cash (even if a registration statement covering the shares of Class A common stock issuable upon exercise of such private placement warrants is not effective) or on a cashless basis, at the holder's option, and will not be redeemable by the Company, in each case so long as they are still held by the Initial Stockholders, the Sponsor, its affiliates or their Permitted Transferees.

The Company may call the Warrants for redemption (excluding the private placement warrants), in whole and not in part, at a price of $.01 per Warrant: at any time while the Warrants are exercisable, upon not less than 30 days' prior written notice of redemption to each Warrant holder, if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to Warrant holders, and if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such Warrants at the time of redemption and for the entire 30-day redemption period and continuing each day thereafter until the date of redemption.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a "cashless basis," as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuances of shares of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within 18 months from the closing of its offering and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company's assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

The Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered. The Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 18 months from the closing of the Public Offering. Any such purchases would occur in connection with the effectiveness of such amendment.

Note 7 – Subsequent Events

In April 2018, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares.

In April 2018, HighPeak Energy Partners, LP ("HighPeak LP"), an affiliate of our Sponsor, entered into a forward purchase agreement with us that provides for the purchase by HighPeak LP of an aggregate of up to 15,000,000 shares of our Class A common stock and 7,500,000 warrants for $10.00 per forward unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination. HighPeak LP is a limited partnership affiliated with our Sponsor. The forward purchase warrants will have the same terms as the private placement warrants so long as they are held by HighPeak LP, its affiliates or its permitted transferees, and the forward purchase shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights, as described in the forward purchase agreement. HighPeak LP's commitment under the forward purchase agreement may be reduced under certain circumstances as described in the agreement.

In April 2018, the Company amended and restated its Certificate of Incorporation to, among other things, increase the Company’s authorized capital stock. Pursuant to the Second Amended and Restated Certificate of Incorporation, the total number of all shares of all classes of capital stock is 216,000,000, consisting of (a) 200,000,000 shares of Class A common stock and (ii) 15,000,000 shares of Class B common stock, and (iii) 1,000,000 shares of preferred stock.

On April 17, 2018, the Company consummated its initial Public Offering of 41,400,000 Units, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000.  The Sponsor purchased an aggregate of 10,280,000 private placement warrants at a purchase price of $1.00 per private placement warrant, or $10,280,000 in the aggregate. A total of $414,000,000 was placed in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On April 17, 2018, the Company paid its $200,000 loan from the Sponsor in full without interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statement by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange (‘SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Pure Acquisition Corp. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a "Business Combination"). We intend to focus our search for target businesses in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America. After the period covered by this Quarterly Report on Form 10-Q, on April 17, 2018 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 41,400,000 units (the “Units”), including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000.

HighPeak Pure Acquisition, LLC (our “Sponsor”) purchased an aggregate of 10,280,000 private placement warrants at a purchase price of $1.00 per private placement warrant, or $10,280,000 in the aggregate.

On April 17, 2018, a portion of the proceeds from our Public Offering and the sale of our private placement warrants in the aggregate amount of $414,000,000 was placed in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of our public stockholders (the “Trust Account”).

On April 12, 2018, HighPeak Energy Partners, LP ("HighPeak LP"), an affiliate of our Sponsor, entered into a forward purchase agreement with us that provides for the purchase by HighPeak LP of an aggregate of up to 15,000,000 shares of our Class A common stock and 7,500,000 warrants for $10.00 per forward purchase unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination (the “Forward Purchase Securities”).  HighPeak LP is a limited partnership affiliated with our Sponsor. The forward purchase warrants will have the same terms as the private placement warrants so long as they are held by HighPeak LP, its affiliates or its permitted transferees, and the forward purchase shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights, as described in the forward purchase agreement. HighPeak LP's commitment under the forward purchase agreement may be reduced under certain circumstances as described in the agreement.

We are currently in the process of identifying suitable targets for an initial Business Combination.  We intend to close our initial Business Combination using cash from the proceeds of the Public Offering, the sale of the private placement warrants, the private placement of Forward Purchase Securities and from additional issuances, if any, or our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we many enter into non-binding letters of intent. We are not currently subject to any definitive agreement with respect to any business combination. However, we cannot assure you we will be able to identify any suitable target candidates or, if identified, be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the IPO Closing Date have been related to our formation and the Public Offering. Although we have not generated operating revenue, after the period covered by this Quarterly Report on Form 10-Q, we will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of an acquisition target.

For the three months ended March 31, 2018, we had a net loss of $450, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founders’ Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the Sponsor and the proceeds of a $200,000 loan from our Sponsor. Upon the closing of the Public Offering, the Company repaid the Sponsor $200,000 in settlement of the outstanding loan in full.

On the IPO Closing Date, we consummated the Public Offering of 41,400,000 Units, including 5,400,000 Units sold to cover the over-allotments at a price of $10.00 per Unit resulting in gross proceeds from the Public Offering of $414,000,000.

Our Sponsor purchased an aggregate of 10,280,000 private placement warrants at a purchase price of $1.00 per private placement warrant, or $10,280,000 in the aggregate.

On April 17, 2018, proceeds of $414,000,000 were deposited in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of our public stockholders. Of the gross proceeds received from the Public Offering and the sale of the private placement warrants not deposited into the Trust Account, $8,280,000 was used to pay underwriting discounts and commissions in the Public Offering, $200,000 was used to repay the loan from the Sponsor in full and the balance was reserved to pay accrued offering and formation expenses; and prospective acquisition business, technical, legal and accounting due diligence; and continuing general and administrative expenses.

We had cash and cash equivalents of $97,723 and $25,000 at March 31, 2018 and December 31, 2017, respectively, and a working capital deficit of $473,669 and $187,241 at March 31, 2018 and December 31, 2017, respectively. At the consummation of our Public Offering and sale of private placement warrants on April 17, 2018, we had cash and cash equivalents of $1,386,832 and working capital of $1,059,887.

In addition, interest income from the Trust Account may be released to us for any amounts necessary to pay (i) the Company's income and other tax obligations, (ii) payment of $10,000 per month to our Sponsor or one of its affiliates, for up to 18 months, for office space, utilities and secretarial and administrative support commencing on April 13, 2018, the date of listing of our securities on the NASDAQ, and (iii) our liquidation expenses if the Company is unable to consummate a Business Combination within the required time period (up to a maximum of $50,000).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

Contractual Obligations

At March 31, 2018 and December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

On April 12, 2018, we engaged Oppenheimer & Co. Inc. and EarlyBirdCapital severally as advisors in connection with a potential Business Combination to assist us in arranging meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with the preparation of our press releases and public filings in connection with the Business Combination. We will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee for such services in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which may become payable) upon the consummation of our initial Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an initial Business Combination.

Recent Accounting Pronouncements

The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Ace, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on April 12, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On November 13, 2017, a total of 10,062,500 shares of Class B common stock were sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000. In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of our three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. The Founders’ Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The Sponsor purchased an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) from us simultaneous with the closing of the Public Offering. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated the Public Offering of 41,400,000 Units, including 5,400,000 Units sold to cover the over-allotments at a price of $10.00 per Unit resulting in gross proceeds from the Public Offering of $414,000,000.

On April 17, 2018, simultaneous with the consummation of the Public Offering, we completed the private sale to our Sponsor of 10,280,000 private placement warrants at a purchase price of $1.00 per private placement warrant resulting in gross proceeds of $10,280,000.

Oppenheimer & Co. and EarlyBirdCapital, Inc. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on registrations on Form S-1 (File No. 333-223845) (the “Registration Statement”).  The SEC declared the Registration Statement effective April 12, 2018.

We incurred approximately $492,398 for costs and expenses related to the Public Offering as of March 31, 2018 and $206,360 as of December 31, 2017. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from our Public Offering and sale of private placement warrants were $415,000,000, of which $414,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBITS INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of Pure Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

3.2

Certificate of Amendment to the Certificate of Incorporation of Pure Acquisition Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

3.3	Bylaws of Pure Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.4

Warrant Agreement, dated April 12, between Pure Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

10.1

Letter Agreement, dated April 12, 2018, among Pure Acquisition Corp., its officers and directors and HighPeak Pure Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

10.2

Investment Management Trust Agreement, dated April 12, 2018, between Pure Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File 001-38454) filed with the SEC on April 18, 2018).

10.4

Registration Rights Agreement, dated April 12, 2018, among Pure Acquisition Corp., HighPeak Pure Acquisition, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File 001-38454) filed with the SEC on April 18, 2018).

10.6

Forward Purchase Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Energy Partners, LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

10.8	Administrative Services Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Pure Acquisition, LLC.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be sign on its behalf by the undersigned thereunto duly authorized.

PURE ACQUISITION CORP. (Registrant)

By:	/s/ Steven W. Tholen
Steven W. Tholen
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date:  May 25, 2018