Form 10-Q
period 2018-06-30
Pure Acquisition Corp.
filed 2018-07-27
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 41,400,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

Pure Acquisition Corp.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$760,175	$25,000
Prepaid expenses	15,164	-
Total current assets	775,339	25,000
Other assets:
Cash and marketable securities held in Trust Account	415,484,040	-
Deferred offering costs	-	206,360
Total other assets	415,484,040	206,360
TOTAL ASSETS	$416,259,379	$231,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$212,241
Accrued expenses	45,563
Accrued taxes payable	355,000	-
Total current liabilities	400,563	212,241

Class A common stock subject to possible redemption; 41,085,881 (at redemption value of $10 per share)	410,858,810	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 314,119 and -0- issued and outstanding (excluding 41,085,881 and -0- shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	31	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of June 30, 2018 and December 31, 2017	1,035	1,035
Additional paid-in capital	3,938,542	23,965
Retained earnings (accumulated deficit)	1,060,398	(5,881)
Total stockholders' equity	5,000,006	19,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,259,379	$231,360

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Operations

For the Six Months Ended June 30, 2018

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018

Revenues	$-	$-

Expenses:
Administrative expenses	26,000	26,000
General expenses	36,311	36,761
Franchise taxes	71,000	71,000
Total operating expense	133,311	133,761
Loss from operations	(133,311)	(133,761)
Other income - investment income on Trust Account	1,484,040	1,484,040
Net income before income tax provision	1,350,729	1,350,279
Income tax provision	284,000	284,000
Net income attributable to common shares	$1,066,729	$1,066,279
Weighted average shares outstanding:
Class A common stock	41,400,000	41,400,000
Class B common stock	10,350,000	10,350,000
Net income per share:
Basic and diluted loss per common share, Class A	$0.03	$0.03
Basic and diluted loss per common share, Class B	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, December 31, 2017		$-	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Sale of Class A common stock to public	41,400,000	4,140			413,995,860	-	414,000,000
Underwriting commissions and offering expenses	-	-	-	-	(9,506,582)	-	(9,506,582)
Sale of 10,280,000 Private Placement Warrants at $1 per warrant	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(41,085,881)	(4,109)	-	-	(410,854,701)	-	(410,858,810)
Net income	-	-	-	-	-	1,066,279	1,066,279
Balances, June 30, 2018	314,119	$31	10,350,000	$1,035	$3,938,542	$1,060,398	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2018

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,066,279
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(1,484,040)
Changes in operating assets and liabilities:
Prepaid expenses	(15,164)
Accrued expenses	39,682
Accrued franchise taxes	71,000
Accrued income taxes	284,000
Net cash used in operating activities	(38,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of Units	414,000,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note from Sponsor	200,000
Payment of promissory note from Sponsor	(200,000)
Payment of underwriting commissions	(8,280,000)
Payment of offering costs (excluding related parties)	(1,192,422)
Payment to related party for offering costs paid on behalf of the Company	(34,160)
Net cash provided by financing activities	414,773,418
NET CHANGE IN CASH	735,175
Cash, beginning of period	25,000
Cash, end of period	$760,175

Supplemental Schedule of Financing Activities:
Common stock subject to redemption	$410,858,810

The accompanying notes are an integral part of these unaudited condensed financial statements

PURE ACQUISITION CORP.

Notes to Condensed Financial Statements

June 30, 2018

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

At June 30, 2018, the Company had not yet commenced operations. All activity from November 13, 2017 (Inception) through June 30, 2018 relates to the Company's formation and the public offering described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering.  The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On April 17, 2018, the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit as discussed in Note 3. Each unit consists of one share of Class A common stock and one half of one warrant (a "Unit"). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the April 17, 2018 close of the Company’s offering and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation.

On April 17, 2018, HighPeak Pure Acquisition, LLC ("HighPeak" and the "Sponsor") purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement that occurred simultaneously with the consummation of the Public Offering.

The Company intends to finance its initial Business Combination with proceeds from the Public Offering and the $10,280,000 private placement (Note 3).  Upon the closing of the Public Offering and the private placement, $414,000,000 was placed in a trust account (“Trust Account”).  The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  The Company has not considered the effect of the warrants sold in the Public Offering (including the over-allotment) and private placement warrants to purchase 20,700,000 and 10,280,000 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to redemption in a manner similar to the two-class method of income per share.  Net income per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable administrative fees, franchise taxes and income taxes, by the weighted average number of Class A common Stock since issuance.  Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 or December 31, 2017.

Cash and Marketable Securities held in the Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placement of private placement warrants of $414,000,000 which were invested in United States Treasury Securities with a maturity date of September 13, 2018 and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an Initial Business Combination.

As of June 30, 2018, cash and marketable securities held in the Trust Account had a fair value of $9 and $415,484,031, respectively. As of June 30, 2018, there was $1,484,040 of investment income held in the Trust Account available to be released to the Company to pay taxes and to pay $10,000 per month to the Company or one of its affiliates for office space, utilities and secretarial and administrative support commencing April 13, 2018.

Redeemable Common Stock

As discussed in Note 1, all of the 41,400,000 Public Shares contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at June 30, 2018, 41,085,881 of the 41,400,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs of $9,506,582 consisting principally of underwriting discounts of $8,280,000 and $1,226,582 of professional, printing, filing, regulatory and other costs incurred through the date of the financial statements directly related to the preparation of the Public Offering were charged to stockholders' equity upon completion of the Public Offering (See Note 3).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing thrust that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company's financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure.  Any material events that occur between the balance sheet date and the date the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

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

The Company may redeem the Warrants, in whole and not in part, at a price of $0.0l per Warrant upon 30 days' notice ("30-day redemption period"), only in the event the last sales price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of Class A common stock underlying such Warrants and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If the

Company calls the Warrants for redemption as described above, the Company's management will have the option to require all holders that wish to exercise Warrants to do so on a "cashless basis." In determining whether to require all holders to exercise their Warrants on a "cashless basis," the management will consider, among other factors, the Company's cash position, the number of Warrants outstanding and the dilutive effect on the Company's stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Warrants.

The Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after our announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered. The Sponsor also committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 18 months from the closing of this offering. Any such purchases would occur in connection with the effectiveness of such amendment.

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

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of our securities on the NASDAQ, through the earlier of our consummation of our initial Business Combination or our liquidation, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. As of June 30, 2018, $26,000 was payable from the Trust Account for such services for the three and six months ended June 30, 2018.

Private Placement

As discussed in Note 1, the Sponsor purchased an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) from us simultaneous with the closing of the Public Offering. Each whole private placement warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share.  A portion of the purchase price of the private placement warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 18 months from the closing of the Public Offering, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.  The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement w arrants until 30 days after the completion of the Initial Business Combination.

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

In April 2018, an affiliate of our sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole warrant to holders of public warrants (excluding private placement warrants or forward purchase warrants) that tender in the tender offer for the public warrants. At any time, our sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of our trust account. In the event a business combination is announced and a tender offer for the warrants is made, but the business combination is later abandoned, the tender offer will not be closed, and the warrants will be returned to the holders.

In the event we are unable to close a business combination within the allotted time, the escrow agent will be authorized to transfer $1.00 per whole public warrant, to holders of public warrants other than our sponsor and its affiliates, at the same time as we redeem our public shares, and all warrants will expire worthless.

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

Registration Rights

The holders of our Founders' Shares issued and outstanding and any private placement warrants issued to our Sponsor, officers, directors or their affiliates, including private placement warrants issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed April 12, 2018. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the Founders' Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Class B common stock are to be released from escrow. The holders of a majority of the private placement warrants issued to our Sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2018 and December 31, 2017, no preferred stock is issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2018, there were 41,400,000 shares of Class A Common Stock, of which 41,085,881 were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B Common Stock.  At June 30, 2018, there were 10,350,000 shares of Class B Common Stock issued and outstanding.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Investments held in the Trust Account	$ 415,484,040	$ 415,484,040	$ --	$ --

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Pure Acquisition Corp. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a "Business Combination"). We intend to focus our search for target businesses in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America. On April 18, 2018 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 41,400,000 units (the “Units”), including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000.

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

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the IPO Closing Date have been related to our formation and the Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of an acquisition target.

For the three months ended June 30, 2018, we had net income of $1,066,729, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the six months ended June 30, 2018, we had net income of $1,066,279, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

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

On April 17, 2018, proceeds of $414,000,000 were deposited in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of our public stockholders. Of the gross proceeds received from the Public Offering and the sale of the private placement warrants not deposited into the Trust Account, $8,280,000 was used to pay underwriting discounts and commissions in the Public Offering, $200,000 was used to repay the loan from the Sponsor in full and the balance was reserved to pay accrued offering and formation expenses; and prospective acquisition business, technical, legal and accounting due diligence expenses; and continuing general and administrative expenses.

We had cash and cash equivalents of $760,175 and $25,000 at June 30, 2018 and December 31, 2017, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

Contractual Obligations

At June 30, 2018 and December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on April 16, 2018.

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

We incurred approximately $9,506,582 for costs and expenses related to the Public Offering as of June 30, 2018 and $206,360 as of December 31, 2017. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

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

Date:  July 27, 2018