Form 10-Q
period 2018-09-30
Pure Acquisition Corp.
filed 2018-10-26
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of October 26, 2018, there were 41,400,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Acquisition Corp.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$747,077	$25,000
Prepaid expenses	8,183	-
Total current assets	755,260	25,000
Other assets:
Cash and marketable securities held in Trust Account	416,965,896	-
Deferred offering costs	-	206,360
Total other assets	416,965,896	206,360
TOTAL ASSETS	$417,721,156	$231,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$212,241
Accrued expenses	21,582
Accrued taxes payable	354,702	-
Total current liabilities	376,284	212,241

Class A common stock subject to possible redemption; 41,234,487 at redemption value of $10 per share)	412,344,870	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 165,513 and -0- issued and outstanding (excluding 41,234,487 and -0- shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	17	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of September 30, 2018 and December 31, 2017	1,035	1,035
Additional paid-in capital	2,452,496	23,965
Retained earnings (accumulated deficit)	2,546,454	(5,881)
Total stockholders' equity	5,000,002	19,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$417,721,156	$231,360

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Revenues	$-	$-

Expenses:
Administrative expenses	30,000	56,000
General expenses	16,098	52,859
Franchise taxes	35,234	106,234
Total operating expense	81,332	215,093
Loss from operations	(81,332)	(215,093)
Other income - investment income on Trust Account	1,961,856	3,445,896
Net income before income tax provision	1,880,524	3,230,803
Income tax provision	394,468	678,468
Net income	$1,486,056	$2,552,335
Weighted average shares outstanding:
Class A common stock	41,400,000	41,400,000
Class B common stock	10,350,000	10,350,000
Net income per share:
Basic and diluted net income per common share, Class A	$0.04	$0.06
Basic and diluted net loss per common share, Class B	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, December 31, 2017		$-	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Sale of Class A common stock to public	41,400,000	4,140			413,995,860	-	414,000,000
Underwriting commissions and offering expenses	-	-	-	-	(9,506,582)	-	(9,506,582)
Sale of 10,280,000 Private Placement Warrants at $1 per warrant	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(41,234,487)	(4,123)	-	-	(412,340,747)	-	(412,344,870)
Net income	-	-	-	-	-	2,552,335	2,552,335
Balances, September 30, 2018	165,513	$17	10,350,000	$1,035	$2,452,496	$2,546,454	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2018

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,552,335
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash equivalents held in Trust Account	(3,445,896)
Changes in operating assets and liabilities:
Prepaid expenses	(8,183)
Accrued expenses	15,701
Accrued franchise taxes	106,234
Accrued income taxes	248,468
Net cash used in operating activities	(531,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(414,000,000)
Cash released from Trust Account	480,000
Net cash used in investing activities	(413,520,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of Units	414,000,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note from Sponsor	200,000
Payment of promissory note from Sponsor	(200,000)
Payment of underwriting commissions	(8,280,000)
Payment of offering costs (excluding related parties)	(1,192,542)
Payment to related party for offering costs paid on behalf of the Company	(34,040)
Net cash provided by financing activities	414,773,418

NET CHANGE IN CASH	722,077
Cash, beginning of period	25,000
Cash, end of period	$747,077

Supplemental disclosure of investing activities:
Cash paid to related party for administrative services	$50,000
Cash paid for income taxes	$430,000

Supplemental disclosure of financing activities:
Common stock subject to redemption	$412,344,870

The accompanying notes are an integral part of these unaudited condensed financial statements

PURE ACQUISITION CORP.

Notes to Condensed Financial Statements

September 30, 2018

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

At September 30,2018, the Company had not yet commenced operations. All activity from November 13, 2017 (inception) through September 30, 2018 relates to the Company's formation and the public offering described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Failure to Consummate a Business Combination

The Company has 18 months from the consummation of its Public Offering (until October 16, 2019) to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within 18 months from the consummation of the Public Offering, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by October 16, 2019 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2019.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on April 16, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on April 23, 2018.

Emerging growth company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

The Company’s statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income per share. Net income per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable administrative fees, franchise taxes and income taxes, by the weighted average number of Class A common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 or December 31, 2017.

Cash and Marketable Securities held in the Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placement of private placement warrants of $414,000,000 which were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”) and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial Business Combination.

As of September 30, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $416,965,896. For the three and nine months ended September 30, 2018, investments held in the Trust Account generated interest income of $1,961,856 and $3,445,896, respectively. On September 14, 2018, the Company paid $430,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. On September 14, 2018, the Company paid $50,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A Common Stock shall be affected by charges against additional paid-in capital.

Accordingly, at September 30, 2018, 41,234,487 of the 41,400,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company has evaluated other recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company's financial statements.

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

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of our securities on the NASDAQ, through the earlier of our consummation of our initial Business Combination or our liquidation, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. On September 14, 2018, the Company paid $50,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial Business Combination.

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

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2018 and December 31, 2017, no preferred stock is issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2018, there were 41,400,000 shares of Class A Common Stock, of which 41,234,487 were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B Common Stock. At September 30, 2018, there were 10,350,000 shares of Class B Common Stock issued and outstanding.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account	$416,965,896	$416,965,896	$-	$-

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

For the three months ended September 30, 2018, we had net income of $1,1,486,056, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the nine months ended September 30, 2018, we had net income of $2,552,335, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

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

We had cash of $747,077 and $25,000 at September 30, 2018 and December 31, 2017, respectively.

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

The Company has 18 months from the consummation of its Public Offering (until October 16, 2019) to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within 18 months from the consummation of the Public Offering, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by October 16, 2019 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2019.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.

Contractual Obligations

At September 30, 2018 and December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. On September 14, 2018, the Company paid $50,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company has evaluated other recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

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

We incurred approximately $9,506,582 for costs and expenses related to the Public Offering as of September 30, 2018 and $206,360 as of December 31, 2017. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

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

10.8

Administrative Services Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Pure Acquisition, LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File 001-38454) filed with the SEC on May 25, 2018).

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

Date: October 26, 2018