Form 10-K
period 2018-12-31
Pure Acquisition Corp.
filed 2019-02-08
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38454

Pure Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3434680
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

421 W. 3rd Street, Suite 1000 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 850-9200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Class A common

Stock, $0.0001 par value, and one half of one Warrant

to purchase one share of Class A common stock

Class A common stock, par value $0.0001 per share

Warrants to purchase Class A common stock

The NASDAQ Capital Market The NASDAQ Capital Market The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of June 30, 2018, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant was approximately $399,096,000.

As of February 8, 2019, there were 41,400,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Pure Acquisition Corp., a blank check company incorporated on November 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. References to our “Sponsor” refer to HighPeak Pure Acquisition, LLC, an affiliate of HighPeak Energy Partners, LP (HighPeak LP”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, the Company’s management. Forward-looking statement in this Annual Report on Form 10-K may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in training or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete a business combination;

●	pool of prospective target businesses;

●	potential our initial business combination is with a company affiliated with, or will involve properties operated by, our Sponsor or its affiliates or its or our officers and directors;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	use of funds not held in the trust account or available to us from interest income on the trust account balance; or

●	our future financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on November 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses (a “Business Combination). We intend to focus our search for a target business in the energy industry, with an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s networks and experience are suited, although our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock were sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 (the "Founders' Shares"). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of our three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. At December 31, 2018, our Sponsor and our three independent directors (the “Initial Stockholders”) held, collectively, 10,350,000 Founders’ Shares.

On April 17, 2018 (the “IPO Closing Date”), the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit generating gross proceeds of $414,000,000 before underwriting discounts and expenses. Each unit consists of one share of Class A common stock (“Public Share”) of the Company at $0.0001 par value and one half of one warrant (a "Unit"). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. Each Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation.  Alternatively, if we do not complete a Business Combination within 18 months of the IPO Closing Date, the Warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 41,400,000 Units during the exercise period, the Warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

 On the IPO Closing Date, our Sponsor purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50, and are not redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $414,000,000 and $10,280,000, respectively, for an aggregate of $424,280,000. We deposited $414,000,000 of the gross proceeds in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations. At the IPO Closing Date, the remaining $10,280,000 was held outside of the Trust Account, of which $8,280,000 was used to pay underwriting discounts and $200,000 was used to repay notes payable to our Sponsor with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. A portion of interest income on the funds held in the Trust Account has been and will continue to be released to us to pay our tax obligations and up to $10,000 per month for office space, utilities and secretarial and administrative support.

On April 12, 2018, HighPeak LP, an affiliate of our Sponsor, entered into a forward purchase agreement (the “forward purchase agreement”) with us that provides for the purchase by HighPeak LP of an aggregate of up to 15,000,000 shares of our Class A common stock (the “forward purchase shares”) and 7,500,000 warrants for $10.00 per forward purchase unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination (the “Forward Purchase Securities”). HighPeak LP is a limited partnership affiliated with our Sponsor. The warrants sold pursuant to the forward purchase agreement (the “forward purchase warrants”) will have the same terms as the Private Placement Warrants so long as they are held by HighPeak LP, its affiliates or its permitted transferees, and the forward purchase shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights, as described in the forward purchase agreement. HighPeak LP's commitment under the forward purchase agreement may be reduced under certain circumstances as described in the agreement.

On May 25, 2018, we announced the holders of our Units may elect to separately trade the Public Shares and Warrants included in the Units commencing on May 29, 2018 on the Nasdaq Capital Market (“Nasdaq”) under the symbols “PACQ” and “PACQW,” respectively. Those Units not separated continue to trade on the Nasdaq under the symbol “PACQU”.

We believe our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and our contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers in addition to the extensive global industry and geographical reach of our affiliates, will enable us to pursue a broad range of opportunities. Our management believes its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain central to its differentiated acquisition strategy.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial Business Combination, build a company in the energy industry that complements the experience of our management team and can benefit from the application of their operational control. Our acquisition strategy will leverage our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, and knowledge and experience in the energy industry could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

We plan to utilize the network and energy industry experience of our management team in seeking an initial Business Combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships we believe will serve as a useful source of acquisition opportunities. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate target asset and/or target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will continue to communicate with their networks of relationships to articulate the parameters for our search for target assets and/or companies and a potential Business Combination, and continue the process of pursuing and reviewing opportunities with value creation potential.

The primary strategies our management team will use to identify a potential Business Combination to generate favorable returns include seeking to:

•	acquire and operate quality, producing assets with a large oil and gas reserve base with production, proved reserve and cash flow upside.

•	provide development capital and expertise to partner with companies (including majors and large-cap independents) with high quality assets and core acreage positions at attractive economics.

•	leverage proved developed reserves while targeting multiple productive pay zones to increase upside potential.

We believe our key differentiators include:

•

our team’s operating and technical experience in horizontal drilling and completion techniques, seismic interpretation, acquisition evaluation, financial structuring, operational efficiencies, full-cycle economics and the value creation methods to optimize production, proved oil and gas reserves, and cash flow;

•	our management team is differentiated in its ability to economically, efficiently and consistently obtain the needed services for its properties (or projects) in varying market environments;

•	our management team has experience in the safe and environmentally-sound drilling practices and production operations, the marketing of hydrocarbons and the implementation of hedging programs; and

•	cumulatively, our team has managed tens of thousands of producing wells, drilled and completed thousands of horizontal wells and is widely regarded in the industry as prudent operators and partners.

Acquisition Criteria

We have identified the following general criteria and guidelines we believe are important in evaluating prospective targets. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target that does not meet these criteria and guidelines. We intend to acquire a target business we believe:

•	is fundamentally sound but we believe can achieve better results by leveraging the operating and financial experience of our management team and their affiliates;

•	can utilize the extensive networks and insights our management team has built in the energy industry;

•	is at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•

exhibits unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the Company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

•	will offer an attractive risk-adjusted return for our stockholders.

We will seek to acquire the target on terms and in a manner that leverages our management team’s investment experience within the energy industry. Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance capital preservation with value creation.

Subject to the limitations a target business having a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Acquisition Criteria,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the Business Combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a Business Combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business Combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination.

To the extent we effect our initial Business Combination with a financially unstable company or entity in its early stages of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our Acquisition Process

We expect to conduct a refined, systematic and disciplined approach with respect to evaluating prospective target assets and/or target businesses for our initial Business Combination.

After progressing past an initial screening, prospective targets will be subjected to a thorough due diligence process. We expect this review will be performed by our experienced management team. The due diligence process examines all important aspects of a prospective target acquisition in detail, with particular attention focused on the proved reserve asset base, production enhancement plans and strategic financial plans, including risk mitigation tools. During our review process of target assets and/or companies for a Business Combination, our management team will thoroughly review all aspects of the target business, including, as applicable: (i) production rates and ultimate recoverable reserves; (ii) risk profiles of the assets including, but not limited to, an analysis of concentration, reservoir peculiarities, geologic conditions, operational, environmental, health, safety, and other related risks; (iii) lease operating costs and overhead expenses; (iv) historical oil and gas prices and related “basis” risk relative to geographic location and quality of the oil or gas; (v) other potential burdens or benefits to future cash flow, including contingent liabilities; and (vi) any special tax consequences of the transaction. Our management team has reviewed numerous transactions annually and, consequently, we believe their operating experience and contacts enable them to efficiently identify those target opportunities which have the highest probability of successful value creation.

We believe there are numerous acquisition candidates based on our management’s business knowledge and past experience. We expect our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our Sponsor, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources will generate a number of potential Business Combination opportunities that will warrant further investigation. We also anticipate target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our Sponsor, officers and directors, as well as their affiliates, may also bring to our attention target business candidates they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. They must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account) at the time of the agreement to enter into the initial Business Combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

We are not prohibited from pursuing an initial Business Combination with or from a company affiliated with, or involving properties operated by, our Sponsor or its affiliates or its officers or directors; nor are we prohibited from entering into an agreement with our Sponsor or its affiliates or a company affiliated with our officers or directors with respect to the operation of any properties we acquire in connection with the initial Business Combination. In the event we seek to complete our initial Business Combination with a company affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. Through their direct or indirect interest in a HighPeak affiliated company, members of our management team currently own an indirect interest in us. Each member of our management team may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination. See “Item 1A. Risk Factors – We may engage in a Business Combination with one or more target businesses that have relationships with or are affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.”

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance”, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity.

Potential Conflicts

Each of our officers and our directors other than our independent directors is an officer and/or director of our Sponsor and/or an affiliated company. We are not prohibited from pursuing an initial Business Combination with or from a company affiliated with, or involving properties operated by, our Sponsor or its affiliates or its officers or directors; nor are we prohibited from entering into an agreement with our Sponsor or its affiliates or a company affiliated with our officers or directors with respect to the operation of any properties we acquire in connection with the initial Business Combination. In the event we seek to complete our initial Business Combination with a company affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our Company from a financial point of view. Through their direct or indirect interest in a HighPeak affiliated company, members of our management team currently own an indirect interest in us. Each member of our management team may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

All of the members of our management team are employed by a HighPeak affiliate and are direct investors in a HighPeak affiliate. HighPeak is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination. Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation, including a HighPeak affiliate. Any such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to our Sponsor or its affiliates or our non-employee directors or their affiliates unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 18 months after the IPO Closing Date.

Initial Business Combination

Our initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow, proved oil and gas reserves, oil and gas production, oil and gas lease acreage and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. Except as required by applicable law, our stockholders may not be provided with a copy of such opinion and may not be permitted to rely on such opinion.

We may pursue an acquisition opportunity jointly with HighPeak LP or one or more other entities affiliated with HighPeak LP which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form 10-K. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the securities issued pursuant to the forward purchase agreement. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Founders’ Shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our Initial Stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of Class A common stock issued pursuant to our Public Offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Founders’ Shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Founders’ Shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Founders’ Shares, but would reduce the percentage ownership of the holders of Class A common stock, other than Founders’ Shares, issued pursuant to the Public Offering. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of Class A common stock issued pursuant to our Public Offering and of the holders of the Founders’ Shares. The issuance of the securities issued pursuant to the forward purchase agreement will not result in such an adjustment to the conversion ratio of our Founders’ Shares.

We currently anticipate structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business to meet certain objectives of the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a Business Combination with us. Furthermore, once the Business Combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a Business Combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a Business Combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

With funds in the Trust Account of approximately $414.0 million available to use for a Business Combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in any tender offer in relation to such Business Combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing, other than the forward purchase agreement, and there can be no assurance that it will be available to us.

Effecting our Initial Business Combination

We will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed Business Combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

We have until the close of October 16, 2019 which is 18 months from the IPO Closing Date to consummate an initial Business Combination. If we are unable to consummate an initial Business Combination within such time period, we will redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us, divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of Class A common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of our Public Offering and the sale of Private Placement Warrants, proceeds from the forward purchase agreement, our capital stock, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Lack of Business Diversification

We may seek to effect a Business Combination with more than one target business, and there is no required minimum valuation standard for any single target at the time of such acquisition. We expect to complete only a single Business Combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the Business Combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a Business Combination, we cannot assure you our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a Business Combination cannot presently be stated with any certainty. While it is possible some of our key personnel will remain associated in senior management or advisory positions with us following a Business Combination, it is unlikely they will devote their full-time efforts to our affairs subsequent to a Business Combination. Moreover, they would only be able to remain with the Company after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the Company after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, we cannot assure you our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you we will have the ability to recruit additional managers, or any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

In connection with any proposed Business Combination, we will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination.  Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination instead of conducting a tender offer. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

Conversion Rights for Public Stockholders

At any meeting called to approve an initial Business Combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination. Our Sponsor and our officers and directors will not have conversion rights with respect to any Founders’ Shares or Class A common stock owned by them, directly or indirectly, whether acquired prior to our Public Offering or purchased by them in our Public Offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed Business Combination and the proposed Business Combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed Business Combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the Business Combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial Business Combination, we may require stockholders who wish to convert their shares in connection with a proposed Business Combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, to perfect conversion rights in connection with a blank check company’s Business Combination, the company would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the Business Combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the Business Combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the Business Combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed Business Combination or the expiration of the tender offer. Furthermore, if a holder of a Public Share of Class A common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the Trust Account as of two business days prior to the consummation of the initial Business Combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if no Initial Business Combination

Our second amended and restated certificate of incorporation provides we have 18 months from the IPO Closing Date to complete an initial Business Combination. If we have not completed an initial Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable and up to $50,000 for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, officers and directors have agreed they will not propose any amendment to our second amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 18 months from the IPO Closing Date unless (i) we provide our public stockholders with the opportunity to convert their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to us but net of franchise and income taxes payable and up to $50,000 for dissolution expenses, divided by the number of then outstanding Public Shares and (ii) our Sponsor or an affiliate offers to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer, as described elsewhere in this Annual Report on Form 10-K. These rights shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding Public Shares in the event we do not complete our initial Business Combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our Public Shares in the event we do not complete our initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a Business Combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise and income taxes payable and up to $50,000 for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following 18 months from the IPO Closing Date, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (other than our independent auditors) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood any claim would result in any liability extending to the Trust Account. We therefore believe any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee, even if they execute such agreements with us, they will not seek recourse against the Trust Account. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described herein).

Our Sponsor has agreed it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe our Sponsor’s only assets are securities of our Company. We have not asked our Sponsor to reserve for such indemnification obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the Founders’ Shares have waived their rights to participate in any liquidation distribution with respect to such Founders’ Shares. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless. We will pay any additional liquidation costs from our remaining assets outside of the Trust Account. If we are unable to complete an initial Business Combination and expend all of the net proceeds of our Public Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the initial per-share redemption price would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the Trust Account only in the event of our failure to complete a Business Combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a Business Combination which is actually completed by us or upon certain amendments to our second amended and restated certificate of incorporation prior to consummating an initial Business Combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the Trust Account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us and is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

Tender Offer for Public Warrants by our Sponsor or an Affiliate

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

Our Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our second amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 18 months from the IPO Closing Date. Any such purchases would occur in connection with the effectiveness of such amendment.

An affiliate of our Sponsor has deposited cash funds equal to $20,700,000 with Continental Stock Transfer & Trust Company. The funds held in the escrow account may be used to pay $1.00 per Warrant to holders of public Warrants (excluding Private Placement Warrants or forward purchase warrants) that tender in the tender offer for the public Warrants. At any time, our Sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of our Trust Account. In the event a Business Combination is announced and a tender offer for the Warrants is made, but the Business Combination is later abandoned, the tender offer will not be closed, and the Warrants will be returned to the holders.

In the event that we are unable to close a Business Combination within the required time, the escrow agent will be authorized to transfer $1.00 per whole public Warrant, to holders of public Warrants other than our Sponsor and its affiliates, at the same time as we redeem our Public Shares, and all public Warrants will expire worthless.

Following the tender offer or payment to holders of public Warrants described above, any amounts remaining in the escrow account will be returned to our Sponsor or its affiliate.

Second Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our initial Business Combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our second amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 18 months from the IPO Closing Date, we will provide dissenting public stockholders with the opportunity to convert their Public Shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any Founders’ Shares and any Public Shares they may hold in connection with any vote to amend our second amended and restated certificate of incorporation. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

•

we shall either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;

•

we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;

•

if our initial Business Combination is not consummated within 18 months from the IPO Closing Date, we will redeem all of the outstanding Public Shares and thereafter liquidate and dissolve our Company;

•

we may not consummate any other Business Combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial Business Combination; and

•

prior to our initial Business Combination, we may not issue additional stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the common stock sold in our Public Offering on an initial Business Combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses we could acquire with the net proceeds of our Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a Business Combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to convert or repurchase shares of Class A common stock held by our public stockholders may reduce the resources available to us for a Business Combination;

•	the anti-dilution rights the Founders’ Shares have upon the issuance of Class A common stock or equity-linked securities in connection with a Business Combination

•	our obligation to pay Oppenheimer & Co. Inc. and EarlyBirdCapital a fee of 3.5% of the gross proceeds of our Public Offering upon consummation of our initial Business Combination; and

•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination. Our management believes, however, our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a Business Combination.

Periodic Reporting and Financial Information

Our Units, Class A common stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the United States Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures beginning with our Annual Report on Form 10-K for the year ending December 31, 2019 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). In the event we are deemed to be a large accelerated filer or an accelerated filer as of December 31, 2019, we will be required to have our internal control procedures audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

 Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Associated with Our Business

We are a newly formed company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business with one or more target businesses. We will not generate any revenues until, at the earliest, after the consummation of a Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

You have no rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any Public Shares properly submitted in connection with our completion of an initial Business Combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination by the close of October 16, 2019 which is 18 months from the IPO Closing Date, or (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within 18 months from the IPO Closing Date, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial Business Combination within 18 months from the IPO Closing Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 18 months from the IPO Closing Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

If we are unable to consummate a Business Combination, our public stockholders may be forced to wait more than 18 months before receiving distributions from the Trust Account.

We have 18 months from the IPO Closing Date in which to complete a Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate a Business Combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full-time period will public security holders be entitled to distributions from the Trust Account if we are unable to complete a Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their Public Shares or Warrants, potentially at a loss.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to complete our initial Business Combination within 18 months from the IPO Closing Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within 18 months from the IPO Closing Date. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $10.00 per share and our Warrants will expire worthless.

If we seek stockholder approval of our initial Business Combination, our Initial Stockholders, Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders or public Warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Initial Stockholders, Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public Warrants in such transactions.

In the event our Initial Stockholders, Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination.

We will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report on Form 10-K. Accordingly, it is possible we will consummate our initial Business Combination even if holders of a majority of our Public Shares do not approve of the Business Combination we consummate. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination instead of conducting a tender offer.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our Public Offering are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a Business Combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, we will be entitled to withdraw amounts from the funds held in the Trust Account prior to the completion of a Business Combination and we will have a longer period of time to complete such a Business Combination than we would if we were subject to such rule.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report on Form 10-K would be rendered irrelevant and you would be investing in our Company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report on Form 10-K although we have no current intention to do so. For instance, we currently anticipate acquiring a target business that is an operating business. However, we are not obligated to do so and may determine to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Annual Report on Form 10-K would be rendered irrelevant. Accordingly, investors may be making an investment in our Company without any basis on which to evaluate the potential target business we may acquire.

We may issue shares of our capital stock or debt securities to complete a Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

As of the date of this Annual Report on Form 10-K, our second amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $.0001 per share, 15,000,000 shares of Class B common stock, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 117,270,000 authorized but unissued shares of Class A common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public Warrants and the Private Placement Warrants and for conversion of the Founders’ Shares to Class A common stock). Although we have no commitment as of the date of this Annual Report on Form 10-K, we may issue a substantial number of additional shares of Class A common stock or shares of preferred stock, or a combination of Class A common stock and preferred stock, to complete a Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of common stock upon conversion of the Founders’ Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. The issuance of additional shares of Class A common stock will not reduce the per-share conversion amount in the Trust Account. The issuance of additional shares of Class A common stock or preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of shares of Class A common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Class A common stock;

•

may cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of Class A common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the Trust Account and such indebtedness will not decrease the per-share conversion amount in the Trust Account.

Our Initial Stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial Business Combination.

The Founders’ Shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of our initial Business Combination, the ratio at which Founders’ Shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all Founders’ Shares will equal, in the aggregate 20% of the sum of our shares of common stock issued pursuant to our Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial Business Combination, excluding any securities issued pursuant to the forward purchase agreement and any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial Business Combination.

In evaluating a prospective target business for our initial Business Combination, our management may consider the availability of funds from the sale of units pursuant to the forward purchase agreement, which may be used as part of the consideration to the sellers in the initial Business Combination. If the sale of some or all of the units under the forward purchase agreement fails to close, we may lack sufficient funds to consummate our initial Business Combination.

We entered into a forward purchase agreement with HighPeak LP pursuant to which HighPeak LP subscribed for an aggregate of up to 15,000,000 shares of Class A common stock and 7,500,000 Private Placement Warrants to purchase one share of Class A common stock, for $10.00 per unit, or an aggregate maximum amount of $150,000,000, in connection with our initial Business Combination. HighPeak LP is affiliated with our Sponsor and our management team and acquires and operates oil and gas assets including oil and gas reserves; leasehold, working, net profits, mineral and royalty interests; tertiary recovery reserves; and gas processing plants and pipelines located primarily in North America. The funds from the sale of the forward purchase agreement units are expected to be used as part of the consideration to the sellers in our initial Business Combination, debt reduction, purchases of our securities, and to pay expenses in connection with our initial Business Combination and may be used for working capital in the post-transaction company.

If HighPeak LP and/or its permitted transferees fails to close on the purchase of all or some of the forward purchase units, we may lack sufficient funds to consummate our initial Business Combination. HighPeak LP’s obligation to purchase Forward Purchase Securities is conditioned on, among other things, our completing an initial Business Combination with a company engaged in a business within the investment objectives of HighPeak LP. Accordingly, if we pursue an acquisition target outside of HighPeak LP’s investment objectives, HighPeak LP would not be obligated to purchase any forward purchase units, and we may need to seek alternative financing. HighPeak LP’s commitment is limited to gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, less the total purchase price paid by our Sponsor for public Warrants purchased pursuant to tender offers, as described herein, plus any additional amounts mutually agreed by us and HighPeak LP to be retained by the post Business Combination company for working capital or other purposes. Additionally, HighPeak LP’s and any permitted transferee’s obligations to purchase the Forward Purchase Securities are subject to termination prior to the closing of the sale of such securities by mutual written consent of us and such party, or automatically: (i) if our initial Business Combination is not consummated within 18 months from the IPO Closing Date; or (ii) if our Sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within 60 days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or us, in each case which is not removed, withdrawn or terminated within 60 days after such appointment. In addition, HighPeak LP’s obligations to purchase the Forward Purchase Securities are subject to fulfillment of customary closing conditions, including that our initial Business Combination must be consummated substantially concurrently with the purchase of the forward purchase units. In the event of any such failure to fund by HighPeak LP or any permitted transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post Business Combination company.

If the net proceeds of our Public Offering not being held in trust are insufficient to allow us to operate for at least 18 months from our IPO Closing Date, we may be unable to complete a Business Combination.

We believe the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least 18 months from our IPO Closing Date, assuming a Business Combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close an initial Business Combination. In such event, we would need to borrow funds from our Sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our Sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into Private Placement Warrants at a price of $1.00 per Private Placement Warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will use our reasonable best efforts to have all vendors and service providers we engage (other than our independent auditors) and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a Business Combination and distribute the proceeds held in trust to our public stockholders, our Sponsor has agreed (subject to certain exceptions described elsewhere in this Annual Report on Form 10-K) that it will be liable to ensure the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the Trust Account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us and is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public stockholders at least $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our second amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the IPO Closing Date. If we have not completed a Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders’ amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us and is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after expiration of the time we have to complete an initial Business Combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our Sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event the proceeds in the Trust Account are reduced below $10.00 per Public Share and our Sponsor asserts it is unable to satisfy its obligations or it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. It is possible our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

Our second amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our second amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

If we do not file and maintain a current and effective registration statement relating to the Class A common stock issuable upon exercise of the Warrants, holders will only be able to exercise such Warrants on a “cashless basis.”

If we do not file and maintain a current and effective registration statement relating to the Class A common stock issuable upon exercise of the Warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a “cashless basis” provided an exemption from registration is available. As a result, the number of shares of Class A common stock that holders will receive upon exercise of the Warrants will be fewer than it would have been had such holder exercised his Warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Warrants for cash if a current and effective prospectus relating to the Class A common stock issuable upon exercise of the Warrants is available. Under the terms of the Warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the Warrants until the expiration of the Warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the Warrants may expire worthless.

An investor will only be able to exercise a Warrant if the issuance of shares of Class A common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the Warrants.

No Warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. If the shares of Class A common stock issuable upon exercise of the Warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants reside, the warrants may be deprived of any value, the market for the Warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants (including the private warrants) to make any change that adversely affects the interests of the registered holders.

Because we are not limited to a particular industry, sector, or target business with which to pursue our initial Business Combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search for target businesses on companies in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s networks and experience are suited, we are not limited to any particular industry or type of business and may consummate a Business Combination with a company in any industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a Business Combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units, Class A common stock or Warrants will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a Business Combination. While we intend to closely scrutinize any individuals we engage after a Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a Business Combination is dependent upon the efforts of our key personnel. We believe our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a Business Combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because we intend to seek a Business Combination with a target business or businesses in the energy industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in the energy industry, including the upstream oil and gas industry in North America. Risks inherent in investments in the energy industry include, but are not limited to, the following:

•	volatility of oil and natural gas prices;

•	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

•	competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

•	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

•

the speculative nature of and high degree of risk involved in investments in the upstream, midstream and oilfield services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

•

drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

•	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

•	availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;

•	changes in global supply and demand and prices for commodities;

•	impact of energy conservation efforts;

•	technological advances affecting energy production and consumption;

•	overall domestic and global economic conditions;

•	availability of, and potential disputes with, independent contractors;

•	natural disasters, terrorist acts and similar dislocations; and

•	value of U.S. dollar relative to the currencies of other countries.

We may seek acquisition opportunities in industries or sectors outside of the energy industry (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying Business Combination candidates in the energy industry, we will consider a Business Combination outside of the energy industry if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company or we are unable to identify a suitable candidate in the energy industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units, Class A common stock or Warrants will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the energy industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the energy industry would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or the difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances those risks will adversely impact a target business.

We may seek to complete our initial Business Combination with a private company about which there is little information available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little information generally exists about private companies, as we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not profitable as we suspected, if at all.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a Business Combination, we cannot assure you our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a Business Combination cannot presently be stated with any certainty. While it is possible some of our key personnel will remain associated in senior management or advisory positions with us following a Business Combination, it is unlikely they will devote their full-time efforts to our affairs subsequent to a Business Combination. Moreover, they would only be able to remain with the Company after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the Company after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, we cannot assure you our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you we will have the ability to recruit additional managers, or any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

The officers and directors of a target business may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of a Business Combination target’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of the Business Combination target’s management team will remain associated with the target following our initial Business Combination, it is possible that members of the management of the target will not remain in place.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Past performance by our CEO, our other officers and their affiliates may not be indicative of future performance of an investment in the Company.

Past performance by our CEO, our other officers and their affiliates is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of our CEO’s performance or the performance of our other officers or any of their affiliates as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. None of our officers or directors have had experience with blank check companies or special purpose acquisition companies in the past.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following a Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel will be able to remain with the Company after the consummation of a Business Combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a Business Combination.

Each of our officers and directors who are not independent directors is an officer and/or director of our Sponsor and/or a HighPeak affiliate company and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial Business Combination. The foregoing could have a negative impact on our ability to consummate our initial Business Combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a Business Combination.

Each of our officers and directors who are not independent directors is an officer and/or director of our Sponsor and/or of a HighPeak affiliate company.

Additionally, our Sponsor has waived its right to convert its Founders’ Shares or any other shares purchased, or to receive distributions from the Trust Account with respect to its Founders’ Shares upon our liquidation if we are unable to consummate a Business Combination. Accordingly, the shares acquired prior to our Public Offering, as well and any Warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a Business Combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

We may engage in a Business Combination with one or more target businesses that have relationships with or are affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

We are not prohibited from pursuing an initial Business Combination with or from a company affiliated with, or involving properties operated by, our Sponsor or its affiliates or its officers or directors or security holders; nor are we prohibited from entering into an agreement with our Sponsor or its affiliates or a company affiliated with our officers or directors or security holders with respect to the operation of any properties we acquire in connection with the initial Business Combination. In the event we seek to complete our initial Business Combination with a company affiliated with our Sponsor, officers or directors or security holders, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our Company from a financial point of view. Through their direct or indirect interest in a HighPeak affiliated company, members of our management team currently own an indirect interest in us. Each member of our management team may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

We may also pursue an Affiliated Joint Acquisition opportunity with one or more entities affiliated with our Sponsor or HighPeak LP. Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We may obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or Sponsor; however, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business that may have acquisition objectives that are similar to ours or that is focused on the same industry.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary of contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Oppenheimer & Co. Inc. and EarlyBirdCapital may have conflicts of interest in rendering services to us in connection with our initial Business Combination.

We have engaged Oppenheimer & Co. Inc. and EarlyBirdCapital to assist us in connection with our initial Business Combination. We will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the total gross proceeds raised in our Public Offering. This financial interest may result in Oppenheimer & Co. Inc. and EarlyBirdCapital having conflicts of interest when providing the services to us in connection with an initial Business Combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination. Our public may not have the right to elect directors prior to the consummation of our initial Business Combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting of stockholders until one year after the end of our fiscal year. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been approved for listing on Nasdaq, a national securities exchange. Although we expect to meet Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you our securities will continue to be listed on Nasdaq in the future prior to an initial Business Combination. Additionally, in connection with our initial Business Combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination our shares of Class A common stock are “penny stock” which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of Class A common stock;

•	a limited amount of news and analyst coverage for our Company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, our Class A common stock and our Warrants are listed on Nasdaq, our Units, Class A common stock and Warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of Class A common stock less attractive because we may rely on these provisions. If some investors find our shares of Class A common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one Business Combination which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a Business Combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete the Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable Business Combination or optimize our capital structure.

If our Business Combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our Business Combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive Business Combination available to us.

In connection with any vote to approve a Business Combination, we will offer each public stockholder the option to vote in favor of a proposed Business Combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a Business Combination, we will offer each public stockholder (but not our Sponsor, officers or directors) the right to have his, her or its shares of Class A common stock converted to cash (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such stockholder votes for or against such proposed Business Combination. This ability to seek conversion while voting in favor of our proposed Business Combination may make it more likely that we will consummate a Business Combination.

In connection with any stockholder meeting called to approve a proposed initial Business Combination, we may require stockholders who wish to convert their shares in connection with a proposed Business Combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial Business Combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed Business Combination, to demand that we convert his shares into a pro rata share of the Trust Account as of two business days prior to the consummation of the initial Business Combination. We may require public stockholders who wish to convert their shares in connection with a proposed Business Combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the Business Combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed Business Combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed Business Combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed Business Combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If a stockholder fails to receive notice of our offer to convert their shares in connection with a proposed Business Combination, or fails to comply with the specific requirements for conversion, such shares may not be converted.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with to validly redeem or tender Public Shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive Business Combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target Businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed Business Combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a Business Combination.

We may be unable to obtain additional financing, if required, to complete a Business Combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe the net proceeds of our Public Offering, Private Placement Warrants and forward purchase agreement will be sufficient to allow us to consummate a Business Combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering, Private Placement Warrants and forward purchase agreement prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from converting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a Business Combination.  If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account.

Our Sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our Sponsor and independent directors own 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner you do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. None of our Sponsor, officers, directors or their affiliates has indicated any intention to purchase any Units or shares of Class A common stock from persons in the open market or in private transactions. However, our Sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed Business Combination, our Sponsor, as well as all of our officers and directors, have agreed to vote the shares of Class B common stock owned by them immediately before our Public Offering as well as any shares of Class A common stock acquired in our Public Offering or in the aftermarket in favor of such proposed Business Combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely there will be an annual meeting of stockholders to elect new directors prior to the consummation of a Business Combination, in which case all of the current directors will continue in office until at least the consummation of the Business Combination. Accordingly, you may not be able to exercise your voting rights under corporate law until consummation of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the consummation of a Business Combination.

Our outstanding warrants and Founders’ Shares may have an adverse effect on the market price of our common stock and make it more difficult to effect a Business Combination.

We issued Warrants to purchase 20,700,000 shares of Class A common stock as part of the Units offered in our Public Offering. We also issued 10,280,000 Private Placement Warrants to purchase Class A common stock to our Sponsor in a private placement that occurred simultaneously with the consummation of our Public Offering. Our Sponsor and independent directors currently own 10,350,000 Founders’ Shares, which are convertible into shares of Class A common stock on a one-for-one basis. We may also issue additional Private Placement Warrants to our Sponsor, officers or directors in payment of working capital loans made to us as described in this Annual Report on Form 10-K. In addition, we may issue up 7,500,000 forward purchase warrants to purchase Class A common stock at the closing of our initial Business Combination pursuant to the forward purchase agreement. To the extent we issue shares of Class A common stock to effect a Business Combination, the potential for the issuance of a substantial number of additional Class A common shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares issued to complete the Business Combination. Accordingly, our Warrants, Private Placement Warrants and Founders’ Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the Warrants, Private Placement Warrants and Founders’ Shares could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings. At or following the completion of the Business Combination to attract and retain key management personnel, we may implement a long-term incentive plan, pursuant to which we could issue stock options, restricted stock and other equity awards, which could further dilute your holdings.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each Unit contains one-half of one Warrant. Because, pursuant to the Warrant agreement, the Warrants may only be exercised for a whole number of shares of Class A common stock, only a whole Warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one Warrant to purchase one whole share. We have established the components of the Units in this way to reduce the dilutive effect of the Warrant upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one half of the number of shares compared with units that each contain a Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants (excluding the Private Placement Warrants and any warrants issued to our Sponsor, officers or directors in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the private warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our management’s ability to require holders of our Warrants to exercise such Warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the Warrants than they would have received had they been able to exercise their Warrants for cash.

If we call our public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his Warrant (including any public Warrants held by our Sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of Class A common stock and the existence of these rights may make it more difficult to effect a Business Combination.

Our Sponsor is entitled to make a demand that we register the resale of the Founders’ Shares at any time commencing three months prior to the date on which their shares may be released from escrow. The holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. Pursuant to the forward purchase agreement, we will agree that we will use our commercially reasonable efforts to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed.

Assuming the Founders’ Shares convert on a one-for-one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 43,130,000 shares of Class A common stock and up to 17,780,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. The presence of these additional shares of Class A common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a Business Combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Class A common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a Business Combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the Trust Account, it is possible we could be deemed an investment company. Notwithstanding the foregoing, we do not believe our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a Business Combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our Class A common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial Business Combination within 18 months from the IPO Closing Date may give potential target businesses leverage over us in negotiating a Business Combination.

We have until the close of October 16, 2019, which is 18 months from the IPO Closing Date to complete an initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires we evaluate and report on our system of internal controls and may require we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a Business Combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a Business Combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a Business Combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you the target business will be able to enforce any of its material agreements or remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our second amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our second amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate our initial Business Combination, we may seek to amend our second amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial Business Combination but that our stockholders or warrant holders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial Business Combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of a majority of holders of our common stock, which is a lower amendment threshold than some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by substantially greater than a majority of the company’s public stockholders. Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement not to release amounts from the Trust Account except in specified circumstances and the requirement to provide redemption rights to public stockholders as described herein) may be amended if approved by a majority of holders of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of a majority of our common stock entitled to vote thereon, subject to applicable provisions of Delaware General Corporation Law or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a Business Combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the Business Combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our Business Combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or assets and us, such Business Combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our second amended and restated certificate of incorporation  provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our second amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 421 West 3rd Street., Suite 1000 Fort Worth, Texas 76102. The cost for this space is included in the $10,000 per month fee we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the Fort Worth area, the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units were listed for trading on the Nasdaq under the symbol “PACQU” on April 13, 2018. On May 29, 2018, our Class A common stock and Warrants began trading on the Nasdaq under the symbols “PACQ” and “PACQW,” respectively. Each Unit includes one half of one Warrant, and each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated April 12, 2018 which was filed with the SEC on April 16, 2017. Only whole Warrants will be issued on separation of Units, and only whole Warrants may be traded and be exercised for Class A common stock. The Warrants will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months after the IPO Closing Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b) Holders

At February 8, 2019, there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and one holder of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our Units from April 13, 2018 through December 31, 2018 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and Nasdaq. The graph assumes $100 invested on April 13, 2018 in each of our Units and the three indices presented.

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations
	For the Year Ended December 31, 2018	For the Period from November 13, 2017 (Inception) to December 31, 2017
Total operating expense	$319,582	$5,881
Loss from operations	(319,582)	(5,881)
Other income - investment income on Trust Account	5,777,767
Net income before income tax provision	5,458,185
Income tax provision	1,182,914
Net income (loss) attributable to common shares	$4,275,271	$(5,881)
Per share data:
Basic and diluted income (loss) per common share, Class A	$0.11	$-
Basic and diluted income (loss) per common share, Class B	$(0.01)	$(0.00)
Weighted average shares outstanding:
Class A common stock	41,400,000	-
Class B common stock	10,350,000	10,350,000

Balance Sheet Data
	December 31, 2018	December 31, 2017
Total assets	$419,465,434	$231,360
Total liabilities	$397,626	$212,241
Working capital	$419,067,808	$19,119
Class A common stock subject to redemption	$414,000,000	$-
Stockholders' equity	$5,067,808	$19,119

At December 31, 2018 total assets included $418,727,517 held in the Trust Account which are available to us for the purposes of consummating a Business Combination within 18 months from the IPO Closing Date. If a Business Combination is not consummated within 18 months from the IPO Closing Date, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Pure Acquisition Corp. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We intend to focus our search for target businesses in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s networks and experience are suited, although our efforts to identify a prospective target business is not just limited to a particular industry or geographic region. On April 17, 2018 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 41,400,000 units (the “Units”), including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000.

HighPeak Pure Acquisition, LLC (our “Sponsor”) purchased an aggregate of 10,280,000 private placement warrants at a purchase price of $1.00 per private placement warrant, or $10,280,000 in the aggregate, in a private placement (the “Private Placement Warrants”).

On the IPO Closing Date, a portion of the proceeds from our Public Offering and the sale of our Private Placement Warrants in the aggregate amount of $414,000,000 was placed in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of our public stockholders (the “Trust Account”).

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

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the year ended December 31, 2018 have been related to our formation and the Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of an acquisition target.

For the period from Inception to December 31, 2018, we earned net income of $4,275,271, which consisted of interest income on cash and cash equivalents held in the Trust Account net of operating costs, administrative service fees and income tax provision.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock, par value $0.0001 per share, which are convertible to shares of our Class A commons stock upon completion of an initial Business Combination, (the “Founders’ Shares”), to the Sponsor and the proceeds of a $200,000 loan from our Sponsor. At the IPO Closing Date, the Company repaid the Sponsor $200,000 in settlement of the outstanding loan in full.

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

On the IPO Closing Date, proceeds of $414,000,000 were deposited in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of our public stockholders. Of the gross proceeds received from the Public Offering and the sale of the Private Placement Warrants not deposited into the Trust Account, $8,280,000 was used to pay underwriting discounts and commissions in the Public Offering, $200,000 was used to repay the loan from the Sponsor in full and the balance was reserved to pay accrued offering and formation expenses; and prospective acquisition business, technical, legal and accounting due diligence expenses; and continuing general and administrative expenses.

We had cash of $734,894 and $25,000 at December 31, 2018 and December 31, 2017, respectively.

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

The Company has 18 months from the IPO Closing Date to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within 18 months from the IPO Closing Date, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed within the required time raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 18 months from the IPO Closing Date.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2018.

Contractual Obligations

At December 31, 2018 and December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. During 2018, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements and related disclosures of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2018 and the results of operations and cash flows for the period presented.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement Warrants to purchase 20,700,000 and 10,280,000 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 or December 31, 2017.

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

As of December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $418,727,517. For the twelve months ended December 31, 2018, investments held in the Trust Account generated interest income of $5,777,767. During 2018, the Company paid $970,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. During 2018, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

Redeemable Common Stock

All of our 41,400,000 Public Shares contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its second amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A Common Stock shall be affected by charges against additional paid-in capital.

Accordingly, at December 31, 2018, all of the 41,400,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. FASB ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax reform.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification, evaluation and undertaking of a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2018, the amount held in the Trust Account represents net proceeds from the Public Offering and the private placement of Private Placement Warrants of $414,000,000 which were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act , having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial Business Combination.

As of December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $418,727,517. For the twelve months ended December 31, 2018, investments held in the Trust Account generated interest income of $5,777,767. During 2018, the Company paid $970,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. During 2018, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

Due to the short-term nature of the money market fund’s investments, we do not believe there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Pure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pure Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2018 and for the period from November 13, 2017 (Inception) to December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from November, 13, 2017 (Inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on October 16, 2019, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

February 8, 2019

Pure Acquisition Corp.

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$734,894	$25,000
Prepaid expenses	3,023	-
Total current assets	737,917	25,000
Other assets:
Marketable securities held in Trust Account	418,727,517	-
Deferred offering costs	-	206,360
Total other assets	418,727,517	206,360
TOTAL ASSETS	$419,465,434	$231,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued formation and offering costs	$-	$212,241
Accrued expenses	39,867
Accrued taxes payable	357,759	-
Total current liabilities	397,626	212,241

Class A common stock subject to possible redemption; 41,400,000 at redemption value of $10 per share)	414,000,000	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, none issued and outstanding (excluding 41,400,000 and -0- shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of December 31, 2018 and 2017, respectively	1,035	1,035
Additional paid-in capital	797,383	23,965
Retained earnings (accumulated deficit)	4,269,390	(5,881)
Total stockholders' equity	5,067,808	19,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$419,465,434	$231,360

The accompanying notes are an integral part of these financial statements

Pure Acquisition Corp.

Statements of Operations

	For the Year Ended December 31, 2018	For the period November 13, 2017 (Inception) to December 31, 2017
Revenues	$-	$-

Expenses:
Administrative expenses	86,000	-
General expenses	88,737	5,881
Franchise taxes	144,845	-
Total operating expense	319,582	5,881
Loss from operations	(319,582)	(5,881)
Other income - investment income on Trust Account	5,777,767	-
Net income (loss) before income tax provision	5,458,185	(5,881)
Income tax provision	1,182,914	-
Net income (loss) attributable to common shares	$4,275,271	$(5,881)
Weighted average shares outstanding:
Class A common stock	41,400,000	-
Class B common stock	10,350,000	10,350,000
Net income per share:
Basic and diluted income per common share, Class A	$0.11	$-
Basic and diluted loss per common share, Class B	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

Pure Acquisition Corp.

Statement of Changes in Stockholders’ Equity

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance, November 13, 2017 (Inception)
Issuance of Class B common stock to Sponsor			10,350,000	$1,035	$23,965
Net loss						$(5,881)
Balance, December 31, 2017		-	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Sale of Class A common stock to public	41,400,000	4,140			413,995,860	-	414,000,000
Underwriting commissions and offering expenses	-	-	-	-	(9,506,582)	-	(9,506,582)
Sale of 10,280,000 Private Placement Warrants at $1 per warrant	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(41,400,000)	(4,140)	-	-	(413,995,860)	-	(414,000,000)
Net income	-	-	-	-	-	4,275,271	4,275,271
Balance, December 31, 2018	-	-	10,350,000	$1,035	$797,383	$4,269,390	$5,067,808

The accompanying notes are an integral part of these financial statements

Pure Acquisition Corp.

Statements of Cash Flows

	For the Year Ended December 31, 2018	For the period November 13, 2017 (Inception) to December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,275,271	$(5,881)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash equivalents held in Trust Account	(5,777,767)	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,023)	-
Accrued expenses	33,986	5,881
Accrued taxes payable	357,759	-
Net cash used in operating activities	(1,113,774)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(414,000,000)	-
Cash released from Trust Account	1,050,250	-
Net cash used in investing activities	(412,949,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class B common stock to Sponsor		25,000
Proceeds from public offering of Units	414,000,000	-
Proceeds from sale of Private Placement Warrants	10,280,000	-
Proceeds from promissory note from Sponsor	200,000	-
Payment of promissory note from Sponsor	(200,000)	-
Payment of underwriting commissions	(8,280,000)	-
Payment of offering costs (excluding related parties)	(1,192,542)	-
Payment to related party for offering costs paid on behalf of the Company	(34,040)	-
Net cash provided by financing activities	414,773,418	25,000

NET CHANGE IN CASH	709,894	25,000
Cash, beginning of period	25,000	-
Cash, end of period	$734,894	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued formation and offering costs	$-	$206,360
Common stock subject to redemption	$414,000,000	$-

The accompanying notes are an integral part of these financial statements

PURE ACQUISITION CORP.

Notes to Financial Statements

December 31, 2018

Note 1 - Description of Organization and Business Operations

Pure Acquisition Corp. (the "Company'', "we", "us" or "our") was incorporated in Delaware on November 13, 2017 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company intends to focus the Company’s search for target businesses in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America where the Company’s management team’s networks and experience are suited although the Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

At December 31, 2018, the Company had not yet commenced operations. All activity from November 13, 2017 (Inception) through December 31, 2018 relates to the Company's formation and the public offering described below and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On April 17, 2018 (the “IPO Closing Date”), the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit as discussed in Note 3. Each unit consists of one share of Class A common stock and one half of one warrant (a "Unit"). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 (a “Warrant”). Each Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.

On the IPO Closing Date, HighPeak Pure Acquisition, LLC ("HighPeak" and the "Sponsor") purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement (the “Private Placement Warrants”) that occurred simultaneously with the consummation of the Public Offering.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance the Company will be able to complete a Business Combination successfully. Management placed $10.00 per Unit sold in the Public Offering into the Trust Account to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) the Company's failure to consummate a Business Combination within 18 months from the IPO Closing Date. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will use its reasonable best efforts to have all vendors, service providers, prospective target businesses or other entities it engages (other than the Company’s independent auditors), execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee such persons will execute such agreements. Additionally, the interest earned on the Trust Account balance may be released to the Company for any amounts necessary to pay (i) the Company's income and other tax obligations, (ii) payment of $10,000 per month to the Company’s Sponsor or one of its affiliates, for up to 18 months, for office space, utilities and secretarial and administrative support commencing on April 13, 2018, the date of listing of the Company's securities on the Nasdaq, and (iii) the Company's liquidation expenses if the Company is unable to consummate a Business Combination within the required time period (up to a maximum of $50,000).

Cash proceeds from the Public Offering and the private placement remaining outside the Trust Account are available to pay prospective acquisition business, technical, legal and accounting due diligence, continuing general and administrative expenses and for working capital purposes. To meet additional working capital needs, the Company's Sponsor or its affiliates may, but are not obligated to, loan the Company funds as may be required. The loans would either be paid upon consummation of the Company's initial Business Combination, or, at the lender's discretion, up to $1,500,000 of such loans may be converted upon consummation of the Company's Business Combination into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. If the Company does not complete a Business Combination, the loans would be repaid only with funds held outside of the Trust Account.

Initial Business Combination

Pursuant to the Nasdaq Capital Markets (the “Nasdaq”) listing rules, the Company's initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account, net of taxes payable, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company's board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow, proved oil and gas reserves, oil and gas production, oil and gas lease acreage and/or book value). The target business or businesses the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. To consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. If the Company's securities are not listed on Nasdaq at the time of the initial Business Combination, the Company would not be required to satisfy the 80% requirement. However, the Company intends to satisfy the 80% requirement even if the Company's securities are not listed on Nasdaq at the time of the initial Business Combination.

The Company will provide the public stockholders, who are the holders of the Class A common stock ("Public Shares") sold as part of the Units in the Public Offering, whether purchased in the Public Offering or in the aftermarket and the Company's stockholders prior to the Public Offering to the extent they purchase such Public Shares ("Public Stockholders"), with an opportunity to redeem all or a portion of their Public Shares of the Company's Class A common stock, irrespective of whether they vote for or against the proposed transaction or if the Company conducts a tender offer, upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest, net of taxes payable, divided by the number of the then outstanding shares of Class A common stock. The Class A common stock subject to redemption will be recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity". The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and the Company decides not to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the second amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the Securities and Exchange Commission (“SEC”) prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The Initial Stockholders agreed to vote their Founders' Shares (as described in Note 6) and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination, and the Company's executive officers and directors have also agreed to vote any Public Shares purchased after the Public Offering in favor of the initial Business Combination. The Initial Stockholders entered into a letter agreement, pursuant to which they agreed to waive their redemption rights with respect to the initial Business Combination as to their Founders' Shares as well as any Public Shares purchased by the Initial Stockholders. In addition, the Initial Stockholders also agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founders' Shares if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Initial Stockholders (or any of the Company's executive officers, directors or affiliates) acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event the Company does not complete the initial Business Combination within such applicable time period.

Failure to Consummate a Business Combination

If the Company is unable to complete the initial Business Combination within 18 months from the IPO Closing Date, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Going concern

The Company has until the close of business on October 16, 2019, which is 18 months from the IPO Closing Date, to complete its initial Business Combination. This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed in the required time raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate 18 months from the IPO Closing Date.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2018 and December 31, 2017 and the results of operations and cash flows for the period presented.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income(Loss) Per Common Share

Net income(loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement Warrants to purchase 20,700,000 and 10,280,000 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 or December 31, 2017.

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

As of the year ended December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $418,727,517. For the twelve months ended December 31, 2018, investments held in the Trust Account generated interest income of $5,777,767. During 2018, the Company paid $970,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. During 2018, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

Redeemable Common Stock

As discussed in Note 1, all of the 41,400,000 Public Shares contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its second amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2018, all of the 41,400,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

State franchise taxes

The Company is incorporated in the state of Delaware and is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. At December 31, 2018, the Company accrued Delaware state franchise taxes of $144,845 on the balance sheet.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Note 3 - Public Offering and Private Placement

Public Offering

On the IPO Closing Date, the Company sold 41,400,000 Units in its initial Public Offering, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000. Each Unit consists of one share of the Company's Class A common stock and one-half of one Warrant, each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the IPO Closing Date, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after the Company’s announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered. The Sponsor also committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after the Company’s filing of a proxy statement or information statement with respect to the Company’s second amended and restated certificate of incorporation that would affect the substance of timing of the Company’s obligation to redeem 100% of the Company's Public Shares if the Company does not complete a Business Combination within 18 months from the IPO Closing Date. Any such purchases would occur in connection with the effectiveness of such amendment.

There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company’s fails to complete the Company’s Business Combination within the required time period.

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

Note 4 - Related Party Transactions

Founders’ Shares

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock, which are convertible to shares of our Class A common stock upon completion of an initial Business Combination, were sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 ("Founders' Shares").  In March 2018, the Company’s Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which the Company cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, the Sponsor transferred 40,000 Founders’ Shares to each of the Company’s three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to the Company’s independent director nominees. In April 2018, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in the Company’s Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. The Sponsor would have been required to forfeit only a number of shares of Class B common stock necessary to continue to maintain the 20.0% ownership interest in the Company’s shares of common stock after giving effect to the offering and exercise, if any, of the underwriters' over-allotment option. As a result of the full exercise of the underwriters' over-allotment option, no shares were forfeited.

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

Related Party Loans

The Sponsor loaned the Company $200,000 to cover expenses related to the Company's formation and the Public Offering. The note was executed on December 16, 2017 and the Company requested and received $200,000 in funds on January 5, 2018. The Company repaid the note on the IPO Closing Date in full without interest.

The Company does not believe the Company will need to raise additional funds to meet the expenditures required for operating the Company’s business. However, to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company consummates an initial Business Combination, the Company would repay such loaned amounts. In the event the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender.

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq, through the consummation of the Company’s initial Business Combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. During the twelve months ended December 31, 2018, the Company paid $80,000 to an affiliate of the Company’s Sponsor, with funds received from the Trust Account, for administrative services. As of December 31, 2018, $6,000 was payable from the Trust Account for such services.

Private Placement

As discussed in Note 1, the Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants at $1.00 per Private Placement Warrant (for a total purchase price of $10,280,000) from the Company simultaneous with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A Common Stock at a price of $11.50 per share.  A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the initial Business Combination is not completed within 18 months from the IPO Closing Date, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.  The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Registration Rights

The holders of the Company’s Founders’ Shares issued and outstanding and any Private placement Warrants issued to the Company’s Sponsor, officer, directors or their affiliates, including Private Placement Warrants issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed April 12, 2018. The holders of a majority of these securities are entitled to make up to three demands the Company register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Class B common stock are to be released from escrow. The holders of a majority of the Private Placement Warrants issued to the Company’s Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Forward Purchase Agreement

In April 2018, HighPeak Energy Partners, LP ("HighPeak LP") entered into a forward purchase agreement with the Company that provides for the purchase by HighPeak LP of an aggregate of up to 15,000,000 shares of the Company’s Class A common stock and 7,500,000 warrants for $10.00 per forward unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of the Company’s initial Business Combination. HighPeak LP is a limited partnership affiliated with the Company’s Sponsor. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by HighPeak LP, its affiliates or its permitted transferees, and the forward purchase shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights, as described in the forward purchase agreement. HighPeak LP's commitment under the forward purchase agreement may be reduced under certain circumstances as described in the agreement.

Warrant Tender Offer

The Company’s Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after the Company’s announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered.

Our Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after the Company’s filing of a proxy statement or information statement with respect to a proposed amendment to the Company’s second amended and restated certificate of  incorporation that would affect the substance of timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if we do not complete a Business Combination within 18 months from the IPO Closing Date. Any such purchases would occur in connection with the effectiveness of such amendment.

In April 2018, an affiliate of the Company’s Sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole Warrant to holders of public Warrants (excluding Private Placement Warrants or forward purchase warrants) that tender in the tender offer for the public Warrants. At any time, the Company’s Sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of the Company’s Trust Account. In the event a Business Combination is announced and a tender offer for the Warrants is made, but the Business Combination is later abandoned, the tender offer will not be closed, and the Warrants will be returned to the holders.

In the event the Company is unable to close a Business Combination within the required time, the escrow agent will be authorized to transfer $1.00 per whole public Warrant, to holders of public Warrants other than the Company’s Sponsor and its affiliates, at the same time as we redeem the Company’s Public Shares, and all Warrants will expire worthless.

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from the Company’s Public Offering as advisors in connection with any potential Business Combination to assist the Company in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business' attributes, introduce the Company to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) for such services upon the consummation of the Company’s initial Business Combination. As of December 31, 2018, none of the above services had been performed and accordingly, no amounts have been recorded in the accompanying financial statements.

Registration Rights

The holders of the Company’s Founders' Shares issued and outstanding and any Private Placement Warrants issued to the Company’s Sponsor, officers, directors or their affiliates, including Private Placement Warrants issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed April 12, 2018. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founders' Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Class B common stock are to be released from escrow. The holders of a majority of the Private Placement Warrants issued to the Company’s Sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummate a Business Combination. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Agreement

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq, through the consummation of the Company’s initial Business Combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. During the twelve months ended December 31, 2018, the Company paid $80,000 to an affiliate of the Company’s Sponsor, with funds received from the Trust Account, for administrative services. As of December 31, 2018, $6,000 was payable from the Trust Account for such services.

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2018 and December 31, 2017, no preferred stock is issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At December 31, 2018, there were 41,400,000 shares of Class A Common Stock classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B Common Stock. At December 31, 2018 and December 31, 2017, there were 10,350,000 shares of Class B Common Stock issued and outstanding.

Note 7 – Income Tax

The Company incurred United States federal income tax expense of approximately $1,182,914 for year ending December 31, 2018.

On September 14, 2018 and December 17, 2018, the Company made estimated quarterly tax payments of $430,000 and $540,000, respectively, to the Internal Revenue Service (“IRS”) for federal income taxes estimated for 2018 on interest earned in the Trust Account. The funds were paid from the Trust Account. At December 31, 2018, the Company had accrued federal income taxes of $212,914 included in accrued taxes payable on the balance sheet.

The Company’s provision for income tax consists of the following:

For the Year Ended December 31, 2018
Federal
Current	$1,182,914
Deferred	$(36,695)
State
Current	$-
Deferred	$-
Change in valuation allowance	$36,695
Income tax provision	$1,182,914

The Company incurred costs of $174,737 related to its search to complete a business combination which are not deductible for federal income tax purposes and resulted in the generation of a deferred tax asset of $36,695 which is available to offset future taxable income.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

For the Year Ended December 31, 2018
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change
Change in valuation allowance	0.7%
Income tax provision	21.7%

Note 8 – Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Investments held in Trust Account	$418,727,517	$418,727,517	$-	$-

Pure Acquisition Corp.

Quarterly Financial Information (Unaudited)

	2018 by Quarter
	First	Second	Third	Fourth
Net revenues	$-	$-	$-	$-
Operating expenses	450	133,311	81,332	104,489
Loss from operations	(450)	(133,311)	(81,332)	(104,489)
Other income - investment income on Trust Account	-	1,484,040	1,961,856	2,331,871
Income tax provision	-	284,000	394,468	504,446
Net income (loss) attributable to common shares	(450)	1,066,729	1,486,056	1,722,936
Net income (loss) per share:
Basic and diluted income (loss) per common share, Class A	$-	$0.03	$0.04	$0.04
Basic and diluted income (loss) per common share, Class B	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	2017 by Quarter
	First	Second	Third	Fourth
Net revenues	$-	$-	$-	$-
Operating expenses	-	-	-	5,881
Loss from operations	-	-	-	(5,881)
Other income - investment income on Trust Account	-	-	-	-
Income tax provision	-	-	-	-
Net income (loss) attributable to common shares	-	-	-	(5,881)
Net income (loss) per share:
Basic and diluted income (loss) per common share, Class A	$-	$-	$-	$-
Basic and diluted income (loss) per common share, Class B	$-	$-	$-	$(0.00)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Jack D. Hightower	70	Chairman of the Board, Chief Executive Officer and President
Rodney L. Woodard	63	Chief Operating Officer and Director
Steven W. Tholen	68	Chief Financial Officer
Sylvia K. Barnes	62	Director
M. Gregory Colvin	59	Director
Jared S. Sturdivant	40	Director

Jack D. Hightower has served as our Chairman of the Board, Chief Executive Officer and President since our inception in November 2017. Mr. Hightower has over 48 years of experience in the oil and gas industry managing multiple exploration & production (“E&P”) platforms. Mr. Hightower currently serves as the Chairman of the Board and Chief Executive Officer of the general partner of HighPeak LP, a position held since October 2017. Mr. Hightower served as Chairman, President and CEO of Bluestem Energy Partners, LP (“Bluestem”) from 2011 to 2013. Prior to forming Bluestem, Mr. Hightower served as Chairman, President, and CEO of Celero II from 2006 to 2009 and as Chairman, President and CEO of Celero from 2004 to 2005. Prior to forming Celero, Mr. Hightower served as Chairman, President and CEO of Pure (NYSE: PRS), which became the 11th largest publicly traded independent E&P company in North America. In October 2002, Unocal tendered for the Pure shares it did not already own. In March 1995, Mr. Hightower founded Titan (Nasdaq: TEXP), the predecessor to Pure, and served as Chairman, President and CEO. Prior to founding Titan, Mr. Hightower served as Chairman, President and CEO of Enertex Inc. (“Enertex”), the general partner and operator of record for several oil and gas partnerships from 1991 to 1994. Mr. Hightower graduated from Texas Tech University in 1970 with Bachelor of Business Administration degrees in Administrative Finance and Money, Banking & Investments.

We believe Jack D. Hightower is well-qualified to serve as a member of our board of directors due to his executive leadership and industry experience.

Rodney L. Woodard has served as our Chief Operating Officer and a director since our inception in November 2017. Mr. Woodard has over 40 years of experience in the oil and gas industry as a CEO, COO, and leader of Engineering and Operations of numerous E&P companies. Most recently Mr. Woodard served as the President and COO of Atlantic Resources from 2015 to 2016. Prior to Atlantic, Mr. Woodard served as CEO and COO of Celero II, a Natural Gas Partners portfolio company, with operations principally in the Permian Basin from 2006 to 2015. Prior to Celero II, Mr. Woodard served as Executive Vice President and COO of Celero, a Quantum Energy Partners portfolio company from 2004 to 2006. From 2002 to 2004, Mr. Woodard was Vice President of Reserves and Evaluations with Pure Resources (NYSE: PRS) and was a co-founder of its predecessor, Titan Exploration (Nasdaq: TEXP). From 1986 to 1995, Mr. Woodard held various positions of increasing responsibility at Selma International Investments Ltd. (“Selma”). From 1979 to 1986, Mr. Woodard held various positions at Delta Drilling Company, obtaining the position of Division Manager for West Texas. Mr. Woodard held various positions at Amoco Production Company from 1977 to 1979. Mr. Woodard graduated from The Pennsylvania State University in 1977 with a Bachelor of Science degree in Mechanical Engineering.

We believe Rodney L. Woodard is well-qualified to serve as a member of our board of directors due to his executive leadership and industry and financing experience.

Steven W. Tholen has served as our Chief Financial Officer since our inception in November 2017. Mr. Tholen is a Corporate Finance Executive with over 30 years of experience in building, leading and advising corporations through complex restructurings, Finance of Fieldco Construction Services, Inc., a startup company which provides oilfield construction services to clients throughout East Texas & Western Louisiana, from 2011 to 2013. From 2009 to 2013, Mr. Tholen served as President of SDL&T Energy Partners, a source of equity & debt financing to fund energy companies and energy projects worldwide. From 2001 to 2008, Mr. Tholen was Senior Vice President & CFO of Harvest Natural Resources, Inc., an exploration and production company with properties in the United States, Venezuela, Indonesia, Gabon, and Russia. From 1995 to 2000, Mr. Tholen served as Vice President and CFO of Penn Virginia Corporation, an independent natural gas and oil company. From 1990 to 1995, Mr. Tholen was Treasurer/Manager of Business Administration of Cabot Oil & Gas Corporation, a North American independent natural gas producer. Mr. Tholen graduated from St. John’s University with a Bachelor of Science degree in Physics and earned his MBA-Finance from The University of Denver, Daniels School of Business.

Sylvia K. Barnes has served as a director since April 17, 2018. Ms. Barnes has been a Principal and owner of Tanda Resources LLC, a privately-held oil & gas investment and consulting company, since April 2015. Ms. Barnes also is a member of the Board of Directors of SandRidge Energy Inc. (NYSE: SD) and serves on its Compensation Committee, and is a non-voting observer of the Board of Directors of Ultra Petroleum Corp. (Nasdaq: UPL). Previously, Ms. Barnes served on the Board of Directors of Halcón Resources Corporation (NYSE: HK) as a member of its Audit and Reserves Committees and on the Board of Directors of the Harris county Houston Sports Authority and was a member of the Finance Committee.

From 2011 to March 2015, Ms. Barnes served as Managing Director and Group Head for KeyBanc Capital Markets Oil & Gas Investment and Corporate Banking Group and was a member of the firm’s Executive Committee. Prior to joining KeyBanc, Ms. Barnes was Head of Energy Investment Banking at Madison Williams, and Managing Director at Merrill Lynch’s energy investment banking practice. She joined Merrill Lynch as part of the firm’s acquisition of Petrie Parkman & Co. From 1994 to 2000, Ms. Barnes worked as Managing Director and SVP for Nesbitt Burns, including serving as head of the firm’s U.S. energy investment banking group. Prior to that she worked in various capacities at Nesbitt Burns and its parent company, Bank of Montreal. As a banker Ms. Barnes devoted her career to serving companies in the upstream oil and gas sector and she successfully executed a variety of mergers, acquisitions and divestiture transactions, and advised on public and private equity offerings and private debt and equity placements. Ms. Barnes began her career as a reservoir engineer for Esso Resources. Ms. Barnes graduated from the University of Manitoba with a Bachelor of Science in Engineering (Dean’s List), was a licensed professional engineer in Alberta and earned a Masters of Business Administration in Finance from York University.

We believe Ms. Sylvia K. Barnes is well-qualified to serve as a member of our board of directors due to her insights into corporate strategy, capital allocation, equity and debt financing and the assessment and management of risks faced by energy companies as well as her extensive financial analysis and transaction experience and knowledge of the oil & gas industry and public company corporate board experience.

M. Gregory Colvin has served as a director since April 17, 2018. Mr. Colvin currently serves on the Board of Directors of Sanchez Energy Corporation, a position he has held since 2012. While at Sanchez, Mr. Colvin chaired the compensation committee, served on the pricing committee for all securities offerings, and was a member of the audit, nominating, and governance committees. From December 2011 to 2014, Mr. Colvin was the Managing Partner and Chief Operating Officer of Sankofa Capital, an investment management firm which he co-founded. Mr. Colvin currently holds a series 24, 7, and 63 securities license. From 2007 to 2012, Mr. Colvin was a licensed broker affiliated with Bluffview Capital, LP, where his focus was on private equity and hedge fund clients. From 1997 to 2006, Mr. Colvin was a Managing Director of the Private Funds Group at Donaldson, Lufkin & Jenrette Securities Corp and Credit Suisse LLC. In 1986 Mr. Colvin started his professional career with Stephens Inc. specializing in placing primary and secondary fixed income products to institutional investors. Mr. Colvin received his Bachelor of Science degree in Business Administration from the University of Arkansas. Mr. Colvin currently serves on the advisory board of the Sam M. Walton College of Business at the University of Arkansas.

We believe M. Gregory Colvin is well-qualified to serve as a member of our board of directors due to his extensive experience in leadership positions at large financial institutions, and substantive understanding of capital markets and the upstream oil and gas industry and his public company corporate board experience.

Jared S. Sturdivant has served as a director since April 17, 2018. Mr. Sturdivant has served as the Managing Partner of Platform Group, LP, a partnership focused on private equity investments since July 2015 and Source Energy Partners, LLC, a partnership focused on acquiring oil and gas mineral interests since April 2017. Mr. Sturdivant also invests in oil and gas minerals serving as Managing Partner of Alta Mesa Mineral Acquisitions, LLC since December 2013. Previously, Mr. Sturdivant spent over a decade in the hedge fund industry with multi-billion dollar institutions focused on distressed debt investments, deep value equity, debt origination and private equity investments. Prior to that, Mr. Sturdivant served as a restructuring advisor to companies going through chapter 11 reorganizations. Mr. Sturdivant has previously served as a strategic advisor to Mr. Harold C. Simmons. Mr. Sturdivant graduated magna cum laude with a BBA in Finance from the McCombs School of Business at The University of Texas.

We believe Jared S. Sturdivant is well-qualified to serve as a member of our board of directors due to his more than 19 years of experience as an investor and management of partnerships focused on minerals, exploration & production assets and private equity platforms and his substantive understanding of the upstream oil and gas industry.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Sturdivant, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Woodward and Mr. Colvin, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Hightower and Ms. Barnes, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Vice Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require a majority of our board of directors be independent. Our board of directors has determined each Ms. Barnes, Mr. Colvin and Mr. Sturdivant are considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date of listing of our securities on the Nasdaq through the acquisition of a target business, we will pay $10,000 per month to our Sponsor or one of its affiliates, for up to 18 months, for office space, utilities and secretarial and administrative support. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial Business Combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

We do not intend to take any action to ensure members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee and a nominating committee and a compensation committee. Each committee operates under a charter approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board has established an audit committee of the board of directors. Audit committee members include Ms. Barnes, Mr. Colvin and Mr. Sturdivant, each of whom is an independent director under Nasdaq’s listing standards. Ms. Barnes serves as chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined Ms. Barnes qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our board of directors has established a nominating committee. Nominating committee members include Mr. Colvin, Ms. Barnes and Mr. Sturdivant, each of whom is an independent director under Nasdaq’s listing standards. Mr. Colvin serves as chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Our board of directors has established a compensation committee. Compensation committee members include Mr. Sturdivant, Ms. Barnes and Mr. Colvin, each of whom is an independent director under Nasdaq’s listing standards. Mr. Sturdivant serves as chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018, there were no delinquent filers.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit, nominating and compensation committee charters as exhibits to the registration statement related to our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 421 W. 3rd Street, Suite 1000, Fort Worth, TX 76102 or by telephone at (817) 850-9200. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors other than our independent directors is an officer and/or director of our Sponsor and/or of a HighPeak affiliate company. As described elsewhere in this Annual Report on Form 10-K, HighPeak affiliate companies are oil and gas companies which pursue asset and company acquisitions in the energy industry, the same industry within which we intend to focus our search for a target business. As a result, it is possible a potential opportunity could be suitable for us as well for a HighPeak affiliate company.

In relation to the foregoing, our second amended and restated certificate of incorporation provides that:

•

we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities presented to our Sponsor and its affiliates or our non-employee directors and their affiliates (except in the case of a non-employee director, such opportunity is presented solely in his capacity as an officer or director of our Company); and

•

our officers and directors will not be liable to our Company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our Sponsor or its affiliates to the fullest extent permitted by Delaware law.

In addition to our Sponsor, our officers and directors are, and may in the future become, affiliated with other companies or have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Business Combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination.

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors besides obligations owed to our Sponsor.

Individual	Entity	Entity’s Business	Affiliation
Sylvia K. Barnes	Tanda Resources LLC	Oil and gas investment and consulting	Principal and owner

	SandRidge Energy, Inc.	Oil and gas exploration and production	Director

M. Gregory Colvin	Sanchez Energy Corporation	Oil and gas exploration and production	Director

	Vetsource	Pet pharmaceuticals	Director

Jared S. Sturdivant	Source Energy Partners, LLC	Acquisition of oil and gas mineral interests	Managing Partner

	Platform Group, LP	Private equity investments	Managing Partner

	Source Energy Operating, LP	Acquisition of oil and gas mineral interests	Director

	Mikada Holdings LLC	Manufacturing	Managing Partner

	Alta Mesa Mineral Acquisitions, LLC	Oil and gas minerals	Managing Partner

	ZTX Drilling, LLC	Oil and gas working interests	Managing Partner

	Cascata Platform Holdings, LP	Private equity investments	Managing Partner

Investors should also be aware of the following potential conflicts of interest:

•

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•

Unless we consummate our initial Business Combination, our officers, directors and Sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account.

•

The Founders’ Shares beneficially owned by our Sponsor and independent directors will be released from escrow only if a Business Combination is successfully completed, and the Private Placement Warrants purchased by our Sponsor, and any warrants which our officer or directors may purchase in the aftermarket will expire worthless if a Business Combination is not consummated.

Additionally, our officers and directors will not receive liquidation distributions with respect to any of their Founders’ Shares. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a Business Combination with.

We are not prohibited from pursuing an initial Business Combination with or from a company affiliated with, or involving properties operated by, our Sponsor or its affiliates or its officers or directors or security holders; nor are we prohibited from entering into an agreement with our Sponsor or its affiliates or a company affiliated with our officers or directors or security holders with respect to the operation of any properties we acquire in connection with the initial Business Combination. In the event we seek to complete our initial Business Combination with a company affiliated with our Sponsor, officers or directors or security holders, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our Company from a financial point of view. Through their direct or indirect interest in a HighPeak affiliated company, members of our management team currently own an indirect interest in us. Each member of our management team may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

All of the members of our management team are employed by a HighPeak affiliate and are direct investors in a HighPeak affiliate. HighPeak is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination.

Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within 18 months from the IPO Closing Date.

Limitation on Liability and Indemnification of Directors and Officers

Our second amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our second amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of listing of our securities on the Nasdaq through the acquisition of a target business, we will pay $10,000 per month to our Sponsor or one of its affiliates, for up to 18 months, for office space, utilities and secretarial and administrative support. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the repayment of the loan in the aggregate amount of up to $200,000 made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial Business Combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us as of February 8, 2019 with respect to our outstanding common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class B common stock;

•	each of our officers and directors that beneficially owns shares of common stock; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of February 8, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Shares of Common Stock
Jack D. Hightower(3)	10,206,000	19.72%
Rodney L. Woodard	0	0.0%
Steven W. Tholen	0	0.0%
Sylvia K. Barnes	48,000	*
M. Gregory Colvin	48,000	*
Jared S. Sturdivant	48,000	*
HighPeak Pure Acquisition, LLC	10,206,000	19.72%
All directors and executive officers as a group (six individuals)	10,350,000	20.00%

*	Less than 1%.
(1)

This table is based on 51,750,000 shares of common stock outstanding at February 8. 2018, of which 41,400,000 were Class A common stock and 10,350,000 were Class B common stock. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the individuals is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102.

(2)

Unless otherwise indicated, the shares referenced in the table above are shares of Class B common stock. This table does not reflect record or beneficial ownership of the 10,280,000 Private Placement Warrants as they are not exercisable within 60 days of February 8, 2019.

(3)

Represents shares held by HighPeak Pure Acquisition, LLC, of which this individual, as a manager, may be deemed to have or share voting and dispositive power over such shares. Mr. Hightower disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest.

Our Initial Stockholders beneficially own approximately 20.0% of our issued and outstanding shares of common stock. Because of the ownership block held by our Sponsor, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial Business Combination.

Prior to the consummation of our Public Offering, our Sponsor purchased 10,062,500 shares of the Company’s Class B common stock at a price of approximately $0.002 per share for an aggregate purchase price of $25,000. In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of our three independent director nominees at their original purchase price resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. As a result of these transactions, our Sponsor held 10,206,000 Founders’ Shares and each independent director held 48,000 Founders’ Shares.

On the IPO Closing Date, the Company sold 41,400,000 Units in its initial Public Offering, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000. Each Unit consists of one share of the Company's Class A common stock and one-half of one Warrant, each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Our Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants at $1.00 per Private Placement Warrant (for a total purchase price of $10,280,000) from us simultaneous with the closing of the Public Offering.

Our Sponsor and our officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

The Founders’ Shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering except the Founders’ Shares are subject to certain rights and transfer restrictions, as described further below, and are automatically converted into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in the Company’s second amended and restated certificate of incorporation.

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

Forward Purchase Agreement

We entered into a forward purchase agreement with HighPeak LP pursuant to which HighPeak LP agreed to purchase an aggregate of up to 15,000,000 shares of Class A common stock and 7,500,000 warrants to purchase one share of Class A common stock, for $10.00 per forward purchase unit, or an aggregate maximum amount of $150,000,000, in a private placement that will close simultaneously with the closing of our initial Business Combination. HighPeak LP is affiliated with our Sponsor and our management team and has or may acquire and operate oil and gas assets including oil and gas reserves; leasehold, working, net profits, mineral and royalty interests; tertiary recovery reserves; and gas processing plants and pipelines located primarily in North America. HighPeak LP’s obligation to purchase forward purchase units is conditioned on, among other things, our completing an initial Business Combination with a company engaged in a business within the investment objectives of HighPeak LP. HighPeak LP’s commitment is limited to gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, less the total purchase price paid by our Sponsor for public Warrants purchased pursuant to tender offers, as described herein, plus any additional amounts mutually agreed by us and HighPeak LP to be retained by the post Business Combination company for working capital or other purposes. The proceeds from the forward purchase units may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination, debt reduction, purchases of our securities or for working capital in the post-transaction company.

The shares of Class A common stock received as part of the units acquired pursuant to the forward purchase agreement will be identical to the Class A common stock shares included in the Units sold in our Public Offering, except the shares acquired pursuant to the forward purchase agreement will be subject to transfer restrictions and certain registration rights, as described further below. The warrants received as part of the units purchased pursuant to the forward purchase agreement will have the same terms as the Private Placement Warrants so long as they are held by HighPeak LP or its permitted transferees. Any warrant received pursuant to the forward purchase agreement and held by a holder other than HighPeak LP or its permitted transferees will have the same terms as the Warrants included in the Units sold in the Public Offering.

HighPeak LP will have the right to transfer all or a portion of its rights and obligations under the forward purchase agreement to permitted transferees, subject to our consent and compliance with applicable securities laws.

Tender Offer for Public Warrants by our Sponsor or an Affiliate

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

Our Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our second amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 18 months from the IPO Closing Date. Any such purchases would occur in connection with the effectiveness of such amendment.

An affiliate of our Sponsor has deposited cash funds in an amount of $20,700,000 with Continental Stock Transfer & Trust Company. At any time, our Sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. The funds held in the escrow account may be used (or the letter of credit may be drawn upon) to pay $1.00 per Warrant to holders of public Warrants (excluding Private Placement Warrants or forward purchase warrants) that tender in the tender offer for the public Warrants. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of our Trust Account. In the event a Business Combination is announced and a tender offer for the Warrants is made, but the Business Combination is later abandoned, the tender offer will not be closed, and the Warrants will be returned to the holders.

In the event we are unable to close a Business Combination within the required time, the escrow agent will be authorized to transfer $1.00 per whole public Warrant, to holders of public Warrants other than our Sponsor and its affiliates, at the same time as we redeem our Public Shares, and all public Warrants will expire worthless.

Following the tender offer or payment to holders of public Warrants described above, any amounts remaining in the escrow account will be returned to our Sponsor or its affiliate.

Private Placement Warrants

Our Sponsor purchased, pursuant to a written subscription agreement with us, 10,280,000 Private Placement Warrants (for a total purchase price of $10,280,000) from us. The Private Placement Warrants are identical to the warrants attached to the Units sold in our Public Offering except the Private Placement Warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this Annual Report on Form 10-K, so long as they are held our Sponsor or any of its permitted transferees. Our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until after the completion of our initial Business Combination.

If the Company does not complete a Business Combination within 18 months from the IPO Closing Date, the Private Placement Warrants will expire worthless.

Registration Rights

The holders of our Founders’ Shares and the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to three demands that we register such securities and the Class A common stock underlying the Private Placement Warrants and the Founders’ Shares. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, we agreed to use our commercially reasonably efforts to file within 30 days after the closing of the initial Business Combination a registration statement registering the resale of the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as possible after it is filed.

Related Party Note

Our Sponsor loaned us $200,000 under an unsecured promissory note to cover a portion of our expenses related to our formation and Public Offering. This note was non-interest bearing and was repaid in full on the IPO Closing Date.

Our Sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender. The terms of such loans by our Sponsor, officers, directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, officers, directors or their affiliates because we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Administrative Services Agreement

Commencing on the date of the listing of our securities on the Nasdaq through the consummation of our initial Business Combination, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time.

Related Party Payments

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial Business Combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Barnes, Mr. Colvin and Mr. Sturdivant are independent directors as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2018
Audit Fees (1)	$74,000
Audit-Related Fees (2)	-
Tax Fees (3)	1,000
All Other Fees(4)	-
Total	$75,000

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by stature or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

(4) All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of the Annual Report of Form 10-K.

Item 16.  Form 10-K Summary

None.

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

10.8

Administrative Services Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Pure Acquisition, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File 001-38454) filed with the SEC on May 25, 2018).

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be sign on its behalf by the undersigned thereunto duly authorized.

PURE ACQUISITION CORP. (Registrant)

By:	/s/ Jack Hightower
Jack Hightower
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Hightower and Steven W Tholen and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jack Hightower	Chairman of the Board, Chief Executive Officer and President	February 8, 2019
Jack Hightower	(Principal Executive Officer)

/s/ Steven W. Tholen	Chief Financial Officer	February 8, 2019
Steven W. Tholen	(Principal Financial Officer)

/s/ Sylvia K. Barnes	Director	February 8, 2019
Sylvia K. Barnes

/s/ M. Gregory Colvin	Director	February 8, 2019
M. Gregory Colvin

/s/ Jared S. Sturdivant	Director	February 8, 2019
Jared S. Sturdivant

/s/ Rodney L. Woodard	Director	February 8, 2019
Rodney L. Woodard