Form 10-Q
period 2019-03-31
Pure Acquisition Corp.
filed 2019-04-29
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 29, 2019, there were 41,400,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Acquisition Corp.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$618,078	$734,894
Prepaid expenses	-	3,023
Total current assets	618,078	737,917
Other assets:
Cash and marketable securities held in Trust Account	421,017,691	418,727,517
Total other assets	421,017,691	418,727,517
TOTAL ASSETS	$421,635,769	$419,465,434
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,291	$39,867
Accrued taxes payable	771,665	357,759
Total current liabilities	822,956	397,626

Class A common stock subject to possible redemption; 41,400,000 at redemption value of $10 per share	414,000,000	414,000,000

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, -0- issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of March 31, 2019 and December 31, 2018	1,035	1,035
Additional paid-in capital	797,383	797,383
Retained earnings	6,014,395	4,269,390
Total stockholders' equity	6,812,813	5,067,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,635,769	$419,465,434

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Revenues	$-	$-

Expenses:
Administrative expenses	30,000	-
General expenses	101,163	450
Franchise taxes	57,968	-
Total operating expense	189,131	450
Loss from operations	(189,131)	(450)
Other income - investment income on Trust Account	2,434,969	-
Net income (loss) before income tax provision	2,245,838	(450)
Income tax provision	500,833	-
Net income (loss) attributable to common shares	$1,745,005	$(450)
Weighted average shares outstanding:
Class A common stock	41,400,000	-
Class B common stock	10,350,000	10,350,000
Net income (loss) per share:
Basic and diluted income per common share, Class A	$0.04	$-
Basic and diluted loss per common share, Class B	$(0.01)	$(0.00)

  The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

	Three Month Period Ended March 31, 2019
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2018	-	$-	10,350,000	$1,035	$797,383	$4,269,390	$5,067,808
Net income (unaudited)	-	-	-	-	-	1,745,005	1,745,005
Balances, March 31, 2019 (unaudited)	-	$-	10,350,000	$1,035	$797,383	$6,014,395	$6,812,813

	Three Month Period Ended March 31, 2018
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2017		$-	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Net loss (unaudited)	-	-	-	-	-	(450)	(450)
Balances, March 31, 2018 (unaudited)	-	$-	10,350,000	$1,035	$23,965	$(6,331)	$18,669

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statement of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,745,005	$(450)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash equivalents held in Trust Account	(2,434,969)	-
Changes in operating assets and liabilities:
Prepaid expenses	3,023	-
Accrued expenses	11,424	(126,827)
Accrued franchise taxes	(86,927)	-
Accrued income taxes	500,833	-
Net cash used in operating activities	(261,611)	(127,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash released from Trust Account	144,795	-
Net cash provided by investing activities	144,795	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note from Sponsor	-	200,000
Net cash provided by financing activities	-	200,000

NET CHANGE IN CASH	(116,816)	72,723
Cash, beginning of period	734,894	25,000
Cash, end of period	$618,078	$97,723

Supplemental disclosure of investing activities:
Cash paid for franchise taxes	$144,795	$-
Supplemental disclosure of financing activities:
Common stock subject to redemption	$414,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

PURE ACQUISITION CORP.

Notes to Condensed Financial Statements

March 31, 2019

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

At March 31, 2019, the Company had not yet commenced operations. All activity from November 13, 2017 (inception) through March 31, 2019 relates to the Company's formation and the public offering described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Going Concern and Failure to Consummate a Business Combination

The Company has 18 months from the consummation of its Public Offering (until the close of business on October 16, 2019) to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within 18 months from the consummation of the Public Offering, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by the close of business on October 16, 2019 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2019.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on April 16, 2018 and with the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2019.

Emerging growth company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering (including the over-allotment) and private placement warrants to purchase 20,700,000 and 10,280,000 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

The Company’s statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable administrative fees, franchise taxes and income taxes, by the weighted average number of Class A common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 or December 31, 2018.

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

As of March 31, 2019, cash and Permitted Investments held in the Trust Account had a fair value of $421,017,691. For the three months ended March 31, 2019 and the twelve months ended December 31, 2018, investments held in the Trust Account generated interest income of $2,434,969 and $5,777,767, respectively. From the IPO Closing Date through March 31, 2019, the Company paid $970,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. From the IPO Closing Date through March 31, 2019, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

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

Accordingly, at March 31, 2019, the 41,400,000 shares of Class A Common Stock were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Income taxes

The Company follows the asset and liability method for accounting for income taxes under FASB ASC 740 - "Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Subsequent Events

On April 10, 2019, the Company paid $715,000 to the IRS with funds received from the Trust Account for 2018 federal income taxes and for estimated first quarter 2019 federal income taxes. On April 9, 2019, the Company paid $40,000 to an affiliate of our Sponsor for administrative services with funds received from the Trust Account.

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

The Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after our announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered. The Sponsor also committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 18 months from the consummation of our Public Offering. Any such purchases would occur in connection with the effectiveness of such amendment.

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

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of our securities on the NASDAQ, through the earlier of our consummation of our initial Business Combination or our liquidation, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company incurred administrative expenses of $30,000 and $0 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.  The Company accrued, but did not pay these administrative expenses, during the three-month period ended March 31, 2019.  From the IPO Closing Date through March 31, 2019, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

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

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from our Public Offering as advisors in connection with any potential Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business' attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. The Company will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) for such services upon the consummation of our initial Business Combination. As of March 31, 2019, and December 31, 2018, none of the above services had been performed and accordingly, no amounts have been recorded in the accompanying financial statements.

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

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2019 and December 31, 2018, no preferred stock is issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At March 31, 2019 and December 31, 2018, there were 41,400,000 shares of Class A Common Stock, of which 41,400,000 were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B Common Stock. At March 31, 2019 and December 31, 2018, there were 10,350,000 shares of Class B Common Stock issued and outstanding.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of March 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account	$421,017,691	$421,017,691	$-	$-

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

For the three months ended March 31, 2019, we had net income of $1,745,005 which consisted of interest income held in the Trust Account of $2,434,969 net of operating costs of $159,131, administrative service fees of $30,000 and an income tax provision of $500,833.  For the three months ended March 31, 2018 we had a net loss of $450.

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

We had cash of $618,078 and $734,894 at March 31, 2019 and December 31, 2018, respectively.

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

The Company has 18 months from the consummation of its Public Offering (until the close of business on October 16, 2019) to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination within 18 months from the consummation of the Public Offering, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by the close of business on October 16, 2019 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2019.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

Contractual Obligations

At March 31, 2019 and December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred administrative expenses of $30,000 and $0 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.  The Company accrued, but did not pay these administrative expenses, during the three-month period ended March 31, 2019.  From the IPO Closing Date through March 31, 2019, the Company paid $80,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 8, 2019.

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

We incurred approximately $9,506,582 for costs and expenses related to the Public Offering as of March 31, 2019 and December 31, 2018. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

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

10.8

Administrative Services Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Pure Acquisition, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38454) filed with the SEC on May 25, 2018).

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

Date: April 29, 2019