Form 10-Q
period 2019-06-30
Pure Acquisition Corp.
filed 2019-07-29
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38454

Pure Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3434680
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

421 W. 3rd Street, Suite 1000 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 850-9203

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PACQ	NASDAQ
Warrants, each Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	PACQW	NASDAQ
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	PACQU	NASDAQ

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

As of July 26, 2019, there were 41,400,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Acquisition Corp.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$578,974	$734,894
Prepaid expenses	-	3,023
Total current assets	578,974	737,917
Other assets:
Cash and marketable securities held in Trust Account	422,347,275	418,727,517
Total other assets	422,347,275	418,727,517
TOTAL ASSETS	$422,926,249	$419,465,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,113	$39,867
Accrued taxes payable	114,387	357,759
Total current liabilities	159,500	397,626

Class A common stock subject to possible redemption; 41,400,000 at redemption value of $10 per share	414,000,000	414,000,000

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, -0- issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of June 30, 2019 and December 31, 2018	1,035	1,035
Additional paid-in capital	797,383	797,383
Retained earnings	7,968,331	4,269,390
Total stockholders' equity	8,766,749	5,067,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$422,926,249	$419,465,434

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Expenses:
Administrative expenses	30,000	26,000	60,000	26,000
General expenses	42,926	36,311	144,089	36,761
Franchise taxes	28,959	71,000	86,927	71,000
Total operating expense	101,885	133,311	291,016	133,761
Loss from operations	(101,885)	(133,311)	(291,016)	(133,761)
Other income - investment income on Trust Account	2,592,502	1,484,040	5,027,471	1,484,040
Net income (loss) before income tax provision	2,490,617	1,350,729	4,736,455	1,350,279
Income tax provision	536,681	284,000	1,037,514	284,000
Net income (loss) attributable to common shares	$1,953,936	$1,066,729	$3,698,941	$1,066,279
Weighted average shares outstanding:
Class A common stock	41,400,000	41,400,000	41,400,000	41,400,000
Class B common stock	10,350,000	10,350,000	10,350,000	10,350,000
Net income (loss) per share:
Basic and diluted income per common share, Class A	$0.05	$0.03	$0.09	$0.03
Basic and diluted loss per common share, Class B	$(0.00)	$(0.00)	$(0.01)	$(0.00)

  The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Month Period Ended June 30, 2019
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2018	-	$-	10,350,000	$1,035	$797,383	$4,269,390	$5,067,808
Net income	-	-	-	-	-	1,745,005	1,745,005
Balances, March 31, 2019	-	-	10,350,000	1,035	797,383	6,014,395	6,812,813
Net income	-	-	-	-	-	1,953,936	1,953,936
Balances, June 30, 2019	-	$-	10,350,000	$1,035	$797,383	$7,968,331	$8,766,749

	Six Month Period Ended June 30, 2018
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2017	-	$-	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Net loss	-	-	-	-	-	(450)	(450)
Balances, March 31, 2018	-	-	10,350,000	1,035	23,965	(6,331)	18,669
Sale of Class A common stock to public	41,400,000	4,140	-	-	413,995,860	-	414,000,000
Underwriting commissions and offering expenses	-	-	-	-	(9,506,582)	-	(9,506,582)
Sale of 10,280,000 Private Placement Warrants @ $1 per warrant	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(41,085,881)	(4,109)	-	-	(410,854,701)	-	(410,858,810)
Net loss	-	-	-	-	-	1,066,729	1,066,729
Balances, June 30, 2018	314,119	$31	10,350,000	$1,035	$3,938,542	$1,060,398	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,698,941	$1,066,279
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash equivalents held in Trust Account	(5,027,471)	(1,484,040)
Changes in operating assets and liabilities:
Prepaid expenses	3,023	(15,164)
Accrued expenses	5,246	39,682
Accrued taxes	(243,371)	355,000
Net cash used in operating activities	(1,563,632)	(38,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	-	(414,000,000)
Cash released from Trust Account	1,407,712	-
Net cash provided by (used in) investing activities	1,407,712	(414,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of Units		414,000,000
Proceeds from sale of Private Placement Warrants		10,280,000
Proceeds from promissory note from sponsor		200,000
Payment of promissory note from sponsor		(200,000)
Payment of underwriting commissions		(8,280,000)
Payment of offering costs (excluding related parties)		(1,192,422)
Payment to related party for offering costs paid on behalf of the Company	-	(34,160)
Net cash provided by financing activities	-	414,773,418

NET CHANGE IN CASH	(155,920)	735,175
Cash, beginning of period	734,894	25,000
Cash, end of period	$578,974	$760,175

Supplemental disclosure of investing activities:
Cash paid for franchise taxes	$202,712	$-
Cash paid for income taxes	$1,165,000	$-

Supplemental disclosure of financing activities:
Common stock subject to redemption	$-	$410,858,810

The accompanying notes are an integral part of these unaudited condensed financial statements

PURE ACQUISITION CORP.

Notes to Condensed Financial Statements

June 30, 2019

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

At June 30, 2019, the Company had not yet commenced operations. All activity from November 13, 2017 (inception) through June 30, 2019 relates to the Company's formation and the public offering described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.  Based on the value of the Trust Account at June 30, 2019, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.00 per share.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 or December 31, 2018.

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

As of June 30, 2019, and December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $422,347,275 and $418,727,517, respectively. For the three months and six months ended June 30, 2019, investments held in the Trust Account generated interest income of $2,592,502 and $5,027,471, respectively. From the IPO Closing Date through June 30, 2019, the Company paid $2,135,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. From the IPO Closing Date through June 30, 2019, the Company paid $120,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

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

Accordingly, at June 30, 2019, the 41,400,000 shares of Class A Common Stock were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of our securities on the NASDAQ, through the earlier of our consummation of our initial Business Combination or our liquidation, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company incurred administrative expenses of $30,000 and $26,000 for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. For the six-month periods ended June 30, 2019 and June 30, 2018, the Company incurred $60,000 and $26,000 for administrative services, respectively. From the IPO Closing Date through June 30, 2019, the Company paid $120,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from our Public Offering as advisors in connection with any potential Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business' attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. The Company will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) for such services upon the consummation of our initial Business Combination. As of June 30, 2019, and December 31, 2018, none of the above services had been performed and accordingly, no amounts have been recorded in the accompanying financial statements.

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

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2019 and December 31, 2018, no preferred stock is issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At June 30, 2019 and December 31, 2018, there were 41,400,000 shares of Class A Common Stock, of which 41,400,000 were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B Common Stock. At June 30, 2019 and December 31, 2018, there were 10,350,000 shares of Class B Common Stock issued and outstanding. See Note 4 – Founders’ Shares.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of June 30, 2019 and December 31, 2018. The table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2019			December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Investments held in Trust Account	$422,347,275	$-	$-	$418,727,517	$-	$-

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

For the three months ended June 30, 2019, we had net income of $1,953,936 which consisted of interest income held in the Trust Account of $2,592,502 net of operating costs of $ 71,884, administrative service fees of $30,000 and an income tax provision of $536,681.  For the three months ended June 30, 2018 we had a net income of $ $1,066,729. For the six months ended June 30, 2019, we had net income of $ $3,698,941 which consisted of interest income held in the Trust Account of $ 5,027,471 net of operating costs of $231,016, administrative service fees of $60,000 and an income tax provision of $1,037,514.  For the six months ended June 30, 2018 we had net income of $1,066,279.

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

We had cash of $578,974 and $734,894 at June 30, 2019 and December 31, 2018, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

Contractual Obligations

At June 30, 2019 and December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred administrative expenses of $30,000 and $26,000 for the three-month periods ended June 30, 2019 and June 30, 2018, respectively.  From the IPO Closing Date through June 30, 2019, the Company paid $120,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

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

We incurred approximately $9,506,582 for costs and expenses related to the Public Offering as of June 30, 2019 and December 31, 2018. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

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

Date: July 26, 2019