Form 10-Q
period 2019-09-30
Pure Acquisition Corp.
filed 2019-11-14
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 37,806,000 shares of Class A Common Stock, par value $0.0001 per share, and 10,350,000 shares of Class B Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Acquisition Corp.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$530,256	$734,894
Prepaid expenses	-	3,023
Total current assets	530,256	737,917
Other assets:
Cash and marketable securities held in Trust Account	423,991,093	418,727,517
Total other assets	423,991,093	418,727,517
TOTAL ASSETS	$424,521,349	$419,465,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,930	$39,867
Accrued taxes payable	63,123	357,759
Total current liabilities	168,053	397,626

Class A common stock subject to possible redemption; 41,400,000 at redemption value of $10 per share as of September 30, 2019 and December 31, 2018, respectively	414,000,000	414,000,000

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, -0- issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	—	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of September 30, 2019 and December 31, 2018	1,035	1,035
Additional paid-in capital	797,383	797,383
Retained earnings	9,554,878	4,269,390
Total stockholders' equity	10,353,296	5,067,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$424,521,349	$419,465,434

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Expenses:
Administrative expenses	30,000	30,000	90,000	56,000
General expenses	128,535	16,098	272,624	52,859
Franchise taxes	63,123	35,234	150,050	106,234
Total operating expense	221,658	81,332	512,674	215,093
Loss from operations	(221,658)	(81,332)	(512,674)	(215,093)
Other income - investment income on Trust Account	2,178,777	1,961,856	7,206,248	3,445,896
Net income before income tax provision	1,957,119	1,880,524	6,693,574	3,230,803
Income tax provision	370,572	394,468	1,408,086	678,468
Net income attributable to common shares	$1,586,547	$1,486,056	$5,285,488	$2,552,335

Weighted average shares outstanding:
Class A common stock	41,400,000	41,400,000	41,400,000	41,400,000
Class B common stock	10,350,000	10,350,000	10,350,000	10,350,000
Net income (loss) per share:
Basic and diluted income per common share, Class A	$0.04	$0.04	$0.13	$0.06
Basic and diluted loss per common share, Class B	$(0.01)	$(0.00)	$(0.03)	$(0.01)

  The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Month Period Ended September 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2018	-	$-	10,350,000	$1,035	$797,383	$4,269,390	$5,067,808
Net income	-	-	-	-	-	1,745,005	1,745,005
Balances, March 31, 2019	-	-	10,350,000	1,035	797,383	6,014,395	6,812,813
Net income	-	-	-	-	-	1,953,936	1,953,936
Balances, June 30, 2019	-	$-	10,350,000	$1,035	$797,383	$7,968,331	$8,766,749
Net income	-	-	-	-	-	1,586,547	1,586,547
Balances, September 30, 2019	-	$-	10,350,000	$1,035	$797,383	$9,554,878	$10,353,296

	Nine Month Period Ended September 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2017	-	$-	10,350,000	$1,035	$23,965	$(5,881)	$19,119
Net loss	-	-	-	-	-	(450)	(450)
Balances, March 31, 2018	-	-	10,350,000	1,035	23,965	(6,331)	18,669
Sale of Class A common stock to public	41,400,000	4,140	-	-	413,995,860	-	414,000,000
Underwriting commissions and offering expenses	-	-	-	-	(9,506,582)	-	(9,506,582)
Sale of 10,280,000 Private Placement Warrants @ $1 per warrant	-	-	-	-	10,280,000	-	10,280,000
Shares subject to possible redemption	(41,085,881)	(4,109)	-	-	(410,854,701)	-	(410,858,810)
Net income	-	-	-	-	-	1,066,729	1,066,729
Balances, June 30, 2018	314,119	$31	10,350,000	$1,035	$3,938,542	$1,060,398	$5,000,006
Shares subject to possible redemption	(148,606)	(14)			(1,486,046)		(1,486,060)
Net income					-	1,486,056	1,486,056
Balances, September 30, 2018	165,513	$17	10,350,000	$1,035	$2,452,496	$2,546,454	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements

Pure Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,285,488	$2,552,335
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash equivalents held in Trust Account	(7,206,248)	(3,445,896)
Changes in operating assets and liabilities:
Prepaid expenses	3,023	(8,183)
Accounts payable and accrued expenses	65,063	15,701
Accrued taxes payable	(294,635)	354,702
Net cash used in operating activities	(2,147,309)	(531,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	-	(414,000,000)
Cash released from Trust Account	1,942,671	480,000
Net cash provided by (used in) investing activities	1,942,671	(413,520,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of Units		414,000,000
Proceeds from sale of Private Placement Warrants		10,280,000
Proceeds from promissory note from sponsor		200,000
Payment of promissory note from sponsor		(200,000)
Payment of underwriting commissions		(8,280,000)
Payment of offering costs (excluding related parties)		(1,192,542)
Payment to related party for offering costs paid on behalf of the Company	-	(34,040)
Net cash provided by financing activities	-	414,773,418

NET CHANGE IN CASH	(204,638)	722,077
Cash, beginning of period	734,894	25,000
Cash, end of period	$530,256	$747,077

Supplemental cash flow information:
Cash paid for administrative services	$90,000	$50,000
Cash paid for franchise taxes	$231,671	$-
Cash paid for income taxes	$1,621,000	$430,000

Supplemental disclosure of non-cash transactions:
Common stock subject to redemption	$-	$412,344,870

The accompanying notes are an integral part of these unaudited condensed financial statements

PURE ACQUISITION CORP.

Notes to Condensed Financial Statements

September 30, 2019

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

At September 30, 2019, the Company had not yet commenced operations. All activity from November 13, 2017 (inception) through September 30, 2019 relates to the Company's formation and the public offering described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On April 17, 2018 (the “IPO Closing Date”), the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit as discussed in Note 3. Each unit consists of one share of Class A common stock and one half of one warrant (a "Unit"). Each whole public warrant (the “Public Warrants”) entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the April 17, 2018 close of the Company’s offering and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation.

On April 17, 2018, HighPeak Pure Acquisition, LLC ("HighPeak" and the "Sponsor") purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement that occurred simultaneously with the consummation of the Public Offering.

The Company intends to finance its initial Business Combination with proceeds from the Public Offering and the $10,280,000 private placement (See Note 3 – Public Offering and Private Placement). Upon the closing of the Public Offering and the private placement, $414,000,000 (See Note 8 – Subsequent Events) was placed in a trust account (“Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations.

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

The Company filed a preliminary proxy statement with the SEC on September 10, 2019, and filed a definitive proxy statement with the SEC on September 20, 2019 announcing a special meeting in lieu of its 2019 annual meeting of stockholders, at which the Company seeks the approval of its stockholders with respect to, among other things, a proposal to, amend (the “Extension Amendment”) the Company’s second and amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must complete a business combination from October 17, 2019 to February 21, 2020 (the “Extended Date”). The Company will afford its public stockholders the right to redeem their shares of Class A Common Stock of a pro rata portion of the funds available in the Trust Account established by the Company in connection with the IPO at the time the Extension Amendment becomes effective. The purpose of the Extension Amendment is to allow the Company more time to complete its initial business combination, which the Company’s Board of Directors believes is in the best interests of the Company’s stockholders. The stockholders approved the Extension Amendment at the special meeting. The Company will hold another stockholder meeting prior to the Extended Date to seek stockholder approval of any proposed business combination. See Note 8 – Subsequent Events.

Pursuant to the Extension Amendment approved by the Company’s stockholders, the Sponsor has agreed to contribute or cause an affiliate to contribute to the Company as a loan $0.033 for each share of the Company’s Class A Common Stock issued in the IPO that is not redeemed in connection with the stockholder vote to approve the Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by the Company to complete a business combination from October 17, 2019 until the Extended Date and the Company will deposit such funds into the Trust Account. See Note 8 – Subsequent Events.

Pursuant to the Sponsor’s obligation under a certain letter agreement (the “Letter Agreement”), dated as of April 18, 2018, entered into with the Company in connection with the Company’s IPO, the Sponsor or an affiliate thereof is required to commence a tender offer for the Public Warrants not owned by the Sponsor or its affiliates at a price of $1.00 per Public Warrant promptly after any occurrence of (a) the Company’s announcement of an initial Business Combination or (b) following the Company filing of a preliminary proxy statement with respect to a proposed amendment to the Company’s Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of the outstanding public shares if the Company does not complete a business combination within 18 months from closing the IPO.

In connection with the Extension Amendment and pursuant their obligations under the Letter Agreement, the Sponsor and certain affiliates (the “Offerors”), offered to purchase (the “Offer to Purchase”) 20,700,000 outstanding Public Warrants at the tender offer price of $1.00 in cash per Public Warrant. The Offer to Purchase is subject to the terms and conditions set forth in the Offer to Purchase, dated September 12, 2019 (together with exhibits and any amendments or supplements thereto, the “Schedule TO”) filed with the SEC on September 12, 2019, as amended by Amendment No. 1 on Schedule TO-T/A filed with the SEC on September 16, 2019, and as further amended by Amendment No. 2 on Schedule TO-T/A filed with the SEC on September 20, 2019. The Offer to Purchase expires at 11:59 p.m., Eastern Time, on October 11, 2019. The Offer is not conditioned upon any minimum number of Public Warrants being tendered. Pursuant to the Offer to Purchase, the Offerors purchased 248,000 Public Warrants for $248,000. See Note 8 – Subsequent Events.

Going Concern and Failure to Consummate a Business Combination

The Company has until February 21, 2020 to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination by February 21, 2020, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by February 21, 2020 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. See Note 8 – Subsequent Events.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.  Based on the fair value of the Trust Account at September 30, 2019, the redemption value, after payment of accrued income taxes and other expenses, is greater than $10.00 per share.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 or December 31, 2018. See Note 8 – Subsequent Events.

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

As of September 30, 2019, and December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $423,991,093 and $418,727,517, respectively. For the three months and nine months ended September 30, 2019, investments held in the Trust Account generated interest income of $2,178,777 and $7,206,248, respectively. From the IPO Closing Date through September 30, 2019, the Company paid $2,591,000 to the IRS, with funds received from the Trust Account, for estimated federal income taxes. From the IPO Closing Date through September 30, 2019, the Company paid approximately $170,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services.

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

Accordingly, at September 30, 2019, the 41,400,000 shares of Class A Common Stock were classified outside of permanent equity at approximately $10.00 per share.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. See Note 8 – Subsequent Events.

Note 3 - Public Offering and Private Placement

Public Offering

On April 17, 2018, the Company sold 41,400,000 Units in its initial Public Offering, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000. Each Unit consists of one share of the Company's Class A common stock and one-half of one warrant, each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each Public Warrant will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Public Offering, April 17, 2018, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company filed a preliminary proxy statement with the SEC on September 10, 2019, and filed a definitive proxy statement with the SEC on September 20, 2019 announcing a special meeting in lieu of its 2019 annual meeting of stockholders, at which the Company seeks the approval of its stockholders with respect to, among other things, a proposal to, amend (the “Extension Amendment”) the Company’s second and amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must complete a business combination from October 17, 2019 to February 21, 2020 (the “Extended Date”). The Company will afford its public stockholders the right to redeem their shares of Class A Common Stock of a pro rata portion of the funds available in the Trust Account established by the Company in connection with the IPO at the time the Extension Amendment becomes effective. The purpose of the Extension Amendment is to allow the Company more time to complete its initial business combination, which the Company’s Board of Directors believes is in the best interests of the Company’s stockholders. The stockholders approved the Extension Amendment at the special meeting. The Company will hold another stockholder meeting prior to the Extended Date to seek stockholder approval of any proposed business combination. See Note 8 – Subsequent Events.

Pursuant to the Extension Amendment approved by the stockholders, the Sponsor has agreed to contribute or cause an affiliate to contribute to the Company as a loan $0.033 for each share of the Company’s Class A Common Stock issued in the IPO that is not redeemed in connections with the stockholder vote to approve the Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by the Company to complete a business combination from October 17, 2019 until the Extended Date and the Company will deposit such funds into the Trust Account. See Note 8 – Subsequent Events.

The Company may redeem the Public Warrants, in whole and not in part, at a price of $0.0l per Public Warrant upon 30 days' notice ("30-day redemption period"), only in the event the last sales price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of Class A common stock underlying such Public Warrants and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If the Company calls the Public Warrants for redemption as described above, the Company's management will have the option to require all holders that wish to exercise Public Warrants to do so on a "cashless basis." In determining whether to require all holders to exercise their Public Warrants on a "cashless basis," the management will consider, among other factors, the Company's cash position, the number of Public Warrants outstanding and the dilutive effect on the Company's stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Public Warrants.

The Sponsor, pursuant to the Letter Agreement, has committed to offer or cause an affiliate to offer to purchase, at $1.00 per Public Warrant (exclusive of commissions), the outstanding Public Warrants in a tender offer that would commence after our announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Public Warrants being tendered. The Sponsor also committed to offer or cause an affiliate to offer to purchase, at $1.00 per Public Warrant (exclusive of commissions), the outstanding Public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 18 months from the consummation of our Public Offering. Any such purchases would occur in connection with the effectiveness of such amendment.

In connection with the Extension Amendment, pursuant their obligations under the Letter Agreement, the Sponsor and certain affiliates (the “Offerors”), offered to purchase (the “Offer to Purchase”) 20,700,000 outstanding Public Warrants at the tender offer price of $1.00 in cash per Public Warrant. The Offer to Purchase is subject to the terms and conditions set forth in the Offer to Purchase, dated September 12, 2019 (together with exhibits and any amendments or supplements thereto, the “Schedule TO”) filed with the SEC on September 12, 2019, as amended by Amendment No. 1 on Schedule TO-T/A filed with the SEC on September 16, 2019, and as further amended by Amendment No. 2 on Schedule TO-T/A filed with the SEC on September 20, 2019. The Offer to Purchase expires at 11:59 p.m., Eastern Time, on October 11, 2019. The Offer to Purchase is not conditioned upon any minimum number of Public Warrants being tendered. Pursuant to the Offer to Purchase, the Offerors purchased 248,000 Public Warrants for $248,000. See Note 8 – Subsequent Events.

There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire if we fail to complete our Business Combination by February 21, 2020. The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering.

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

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of our securities on the NASDAQ, through the earlier of our consummation of our initial Business Combination or our liquidation, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month for up to 18 months to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. The Company incurred administrative expenses of $30,000 for both the three-month periods ended September 30, 2019 and September 30, 2018, respectively. For the nine-month periods ended September 30, 2019 and September 30, 2018, the Company incurred $90,000 and $56,000 for administrative services, respectively. From the IPO Closing Date through September 30, 2019, the Company paid approximately $170,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Warrant Tender Offer

Our Sponsor committed, pursuant to the Letter Agreement, to offer or cause an affiliate to offer to purchase, at $1.00 per Public Warrant (exclusive of commissions), the outstanding Public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our amended and restated certificate of incorporation that would affect the substance of timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 18 months from the closing of the Public Offering.

 In April 2018, an affiliate of our Sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole Public Warrant to holders of Public Warrants (excluding private placement warrants or forward purchase warrants) that tender in the tender offer for the Public Warrants. At any time, our Sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of our Trust Account. In the event a Business Combination is announced and a tender offer for the Public Warrants is made, but the Business Combination is later abandoned, the tender offer will not be closed, and the Public Warrants will be returned to the holders.

In connection with the Extension Amendment, pursuant their obligations under the Letter Agreement, the Offerors offered to purchase 20,700,000 outstanding Public Warrants at the tender offer price of $1.00 in cash per Public Warrant. The Offer to Purchase is subject to the terms and conditions set forth in the Offer to Purchase, dated September 12, 2019 (together with exhibits and any amendments or supplements thereto, the “Schedule TO”) filed with the SEC on September 12, 2019, as amended by Amendment No. 1 on Schedule TO-T/A filed with the SEC on September 16, 2019, and as further amended by Amendment No. 2 on Schedule TO-T/A filed with the SEC on September 20, 2019. The Offer to Purchase will close at 11:59 p.m. Eastern Time on October 11, 2019, unless extended by the Offerors. The Offer to Purchase is not conditioned upon any minimum number of Public Warrants being tendered. Pursuant to the Offer to Purchase, the Offerors purchased 248,000 Public Warrants for $248,000. See Note 8 – Subsequent Events.

In the event we are unable to close a Business Combination by February 21, 2020, the escrow agent will be authorized to transfer $1.00 per whole Public Warrant, to holders of Public Warrants other than our sponsor and its affiliates, at the same time as we redeem our public shares, and all warrants will expire worthless. See Note 8 – Subsequent Events.

 Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from our Public Offering as advisors in connection with any potential Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business' attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. Pursuant to the Business Combination Marketing Agreement, as amended, the Company will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee equal to $10.9 million (exclusive of any applicable finders’ fees which might become payable) for such services upon the consummation of our initial Business Combination. As of September 30, 2019, and December 31, 2018, none of the above services had been performed and accordingly, no amounts have been recorded in the accompanying financial statements.

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

Note 6 - Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2019 and December 31, 2018, no preferred stock is issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock held. At September 30, 2019 and December 31, 2018, there were 41,400,000 shares of Class A Common Stock, of which 41,400,000 were classified outside of permanent equity. See Note 8 – Subsequent Events.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B Common Stock. At September 30, 2019 and December 31, 2018, there were 10,350,000 shares of Class B Common Stock issued and outstanding. See Note 4 – Founders’ Shares.

Note 7 – Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of September 30, 2019 and December 31, 2018. The table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2019			December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Investments held in Trust Account	$423,991,093	$-	$-	$418,727,517	$-	$-

Note 8 – Subsequent Events

Extension Amendment

The Company filed a preliminary proxy statement with the SEC on September 10, 2019, and filed a definitive proxy statement with the SEC on September 20, 2019 (the “Proxy Statement”) announcing a special meeting in lieu of its 2019 annual meeting of stockholders, at which the Company sought and received the approval of its stockholders with respect to, among other things, a proposal (the “Proposal”) to, amend (the “Extension Amendment”) the Company’s second and amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must complete a business combination (the “Extension”) from October 17, 2019 to February 21, 2020 (the “Extended Date”). The special meeting was held on October 10, 2019 at which the Company’s stockholders approved, among other things, the Extension Amendment and the ratification of the selection by the Company’s audit committee of WithumSmith+Brown, PC to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2019 . The Company afforded its public stockholders the right to redeem their shares of Class A Common Stock of a pro rata portion of the funds available in the Trust Account established by the Company in connection with the IPO at the time the Extension Amendment became effective. The Company’s public stockholders redeemed 3,594,000 shares for approximately $36.8 million. Consequently, the Company has 37,806,000 Public Shares outstanding as of November 8, 2019. The purpose of the Extension Amendment was to allow the Company more time to complete its initial business combination, which the Company’s Board of Directors believes is in the best interests of the Company’s stockholders. The Company will hold another stockholder meeting prior to the Extended Date to seek stockholder approval of any proposed business combination.

The Sponsor has agreed to contribute or cause an affiliate to contribute to the Company as a loan $0.033 for each share of the Company’s Class A Common Stock issued in the IPO that is not redeemed in connection with the stockholder vote to approve the Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by the Company to complete a business combination from October 17, 2019 until the Extended Date and the Company will deposit such funds into the Trust Account.

Warrant Tender Offer

In connection with the Extension Amendment and pursuant their obligations under the Letter Agreement, the Offerors commenced an Offer to Purchase 20,700,000 outstanding Public Warrants at the tender offer price of $1.00 in cash per Public Warrant. The Offer to Purchase was subject to the terms and conditions set forth in the Offer to Purchase, dated September 12, 2019 (together with exhibits and any amendments or supplements thereto, the “Schedule TO”) filed with the SEC on September 12, 2019, as amended by Amendment No. 1 on Schedule TO-T/A filed with the SEC on September 16, 2019, and as further amended by Amendment No. 2 on Schedule TO-T/A filed with the SEC on September 20, 2019. The Offer to Purchase expired at 11:59 p.m., Eastern Time, on October 11, 2019. The Offer was not conditioned upon any minimum number of Public Warrants being tendered. In connection with the Offer to Purchase, the Offerors acquired 248,000 Public Warrants for $248,000.

HighPeak Energy, Inc.

On October 28, 2019, the Company formed HighPeak Energy, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“HighPeak Energy”).  The Company subscribed for 10,000 shares of HighPeak Energy common stock, par value $0.0001 per share, for $1.00.

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

The Company filed a preliminary proxy statement with the SEC on September 10, 2019, and filed a definitive proxy statement with the SEC on September 20, 2019 (the “Proxy Statement”) announcing a special meeting in lieu of its 2019 annual meeting of stockholders, at which the Company seeks the approval of its stockholders with respect to, among other things, a proposal (the “Proposal”) to, amend (the “Extension Amendment”) the Company’s second and amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must complete a business combination (the “Extension”) from October 17, 2019 to February 21, 2020 (the “Extended Date”). The Company will afford its public stockholders the right to redeem their shares of Class A Common Stock of a pro rata portion of the funds available in the Trust Account established by the Company in connection with the IPO at the time the Extension Amendment became effective. The purpose of the Extension Amendment is to allow the Company more time to complete its initial business combination, which the Company’s Board of Directors believes is in the best interests of the Company’s stockholders. The Company will hold another stockholder meeting prior to the extended deadline to see stockholder approval of any proposed business combination. See Note 8 – Subsequent Events.

If the Extension Amendment is approved by the Company’s stockholders and becomes effective, the Sponsor has agreed to contribute or cause an affiliate to contribute to the Company as a loan $0.033 for each share of the Company’s Class A Common Stock issued in the IPO that is not redeemed in connections with the stockholder vote to approve the Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by the Company to complete a business combination from October 17, 2019 until the Extended Date. See Note 8 – Subsequent Events.

Pursuant to the Sponsor’s obligation under a certain letter agreement (the “Letter Agreement”), dated as of April 18, 2018, entered into with the Company in connections with the Company’s IPO, the Sponsor or an affiliate thereof is required to commence a tender offer for the Public Warrants not owned by the Sponsor or its affiliates at a price of $1.00 per Public Warrant promptly after any occurrence of (a) the Company’s announcement of an initial Business Combination or (b) following the Company filing of a preliminary proxy statement with respect to a proposed amendment to the Company’s Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of the outstanding public shares if the Company does not complete a business combination within 18 months from closing the IPO.

In connection with the Extension Amendment, pursuant their obligations under the Letter Agreement, the Sponsor and certain affiliates (the “Offerors”), offered to purchase (“Offer to Purchase”) 20,700,000 outstanding Public Warrants at the tender offer price of $1.00 in cash per Public Warrant. The Offer to Purchase was subject to the terms and conditions set forth in the Offer to Purchase, dated September 12, 2019 (together with exhibits and any amendments or supplements thereto, the “Schedule TO”) filed with the SEC on September 12, 2019, as amended by Amendment No. 1 on Schedule TO-T/A filed with the SEC on September 16, 2019, and as further amended by Amendment No. 2 on Schedule TO-T/A filed with the SEC on September 20, 2019. The Offer expires 11:59 p.m., Eastern Time, on October 11, 2019, unless extended by the Offerors. The Offer to Purchase is not conditioned upon any minimum number of Public Warrants being tendered.

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

For the three months ended September 30, 2019, we had net income of $1,957,119 which consisted of interest income held in the Trust Account of $2,178,777 net of operating costs of $ 191,657, administrative service fees of $30,000 and an income tax provision of $370,572.  For the three months ended September 30, 2018 we had a net income of $ $1,961,856. For the nine months ended September 30, 2019, we had net income of $ $5285,488 which consisted of interest income held in the Trust Account of $ 7,206,248 net of operating costs of $422,673 administrative service fees of $90,000 and an income tax provision of $1,408,086.  For the nine months ended September 30, 2018 we had net income of $2,552,335.

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

We had cash of $530,256 and $734,894 at September 30, 2019 and December 31, 2018, respectively.

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

The Company had until October 17, 2019, extended to February 21, 2020 pursuant to the Extension Amendment, to complete its initial Business Combination. If the Company is unable to complete the initial Business Combination by February 21, 2019, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by February 21, 2020 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 21, 2020.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

Contractual Obligations

At September 30, 2019 and December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred administrative expenses of $30,000 and $30,000 for the three-month periods ended September 30, 2019 and September 30, 2018, respectively.  From the IPO Closing Date through September 30, 2019, the Company paid $120,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

On April 12, 2018, we engaged Oppenheimer & Co. Inc. and EarlyBirdCapital severally as advisors in connection with a potential Business Combination to assist us in arranging meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with the preparation of our press releases and public filings in connection with the Business Combination. Pursuant to the Business Combination Marketing Agreement, we will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee for such services in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which may become payable) upon the consummation of our initial Business Combination. Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an initial Business Combination.

Recent Accounting Pronouncements

The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act were effective.

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

We incurred approximately $9,506,582 for costs and expenses related to the Public Offering, which is presented within the Condensed Statements of Changes in Stockholders’ Equity as of September 30, 2019 and December 31, 2018. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

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

Date: November 14, 2019