Form 10-K
period 2019-12-31
Pure Acquisition Corp.
filed 2020-03-13
CIK 1726293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-38454

Pure Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3434680
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

421 W. 3rd Street, Suite 1000 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 850-9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one half of one Warrant to purchase one share of Class A common stock	PACQU	The Nasdaq Capital Market

Class A common stock, par value $0.0001 per share	PACQ	The Nasdaq Capital Market

Warrants to purchase Class A common stock	PACQW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Yes ☒ No ☐

As of June 28, 2019, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock held by non-affiliates of the registrant was approximately $419,796,000.

As of March 13, 2020, there were 35,616,199 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share, outstanding.

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Pure Acquisition Corp. (“Pure”), a blank check company incorporated on November 13, 2017 as a Delaware corporation, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. References to our “Sponsor” refer to HighPeak Pure Acquisition, LLC, an affiliate of HighPeak Energy Partners, LP (“HPEP I”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	our initial business combination is with a company affiliated with, or will involve properties operated by, our Sponsor or its affiliates or its or our officers and directors;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	expectations regarding the time during which we will be an “emerging growth company,” as defined by the Securities Act and modified under the JOBS Act;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our future financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

Overview

We are a blank check company incorporated on November 13, 2017 (“Inception”) as a Delaware corporation, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses (a “Business Combination”) with a focus for a target business in the energy industry, and an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s collective networks and experience are suited. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash and marketable securities.

In connection with our formation, a total of 10,062,500 shares of Class B common stock were sold to our Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 (the “Founders’ Shares”). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of our three (3) independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares, collectively. At December 31, 2019, our Sponsor and our three (3) independent directors (the “Initial Stockholders”) held, collectively, 10,350,000 Founders’ Shares.

On April 17, 2018 (the “IPO Closing Date”), we consummated our initial public offering (our “Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit generating gross proceeds of $414,000,000 before underwriting discounts and expenses. Each unit consists of one share of Class A common stock (each, a “Public Share”) of the Company at $0.0001 par value and one half of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 (a “Warrant”). Only whole Warrants may be exercised; no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. Each Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination by May 21, 2020, the Warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 41,400,000 Units during the exercise period, the Warrants will expire, except to the extent they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

On the IPO Closing Date, our Sponsor purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant for an aggregate purchase price of $10,280,000 in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, and are not redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. We received gross proceeds from our Public Offering and the sale of the Private Placement Warrants of $414,000,000 and $10,280,000, respectively, for an aggregate of $424,280,000. We deposited $414,000,000 of the gross proceeds in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations. At the IPO Closing Date, the remaining $10,280,000 was held outside of the Trust Account, of which $8,280,000 was used to pay underwriting discounts and $200,000 was used to repay notes payable to our Sponsor with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. A portion of interest income on the funds held in the Trust Account has been and will continue to be released to us to pay our tax obligations and up to $10,000 per month for office space, utilities and secretarial and administrative support.

On April 12, 2018, HPEP I, an affiliate of our Sponsor, entered into a forward purchase agreement (the “Forward Purchase Agreement”) with us that provides for the purchase by HPEP I of an aggregate of up to 15,000,000 shares of our Class A common stock (the “Forward Purchase Shares”) and up to 7,500,000 warrants for $10.00 per forward purchase unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination (the “Forward Purchase Securities”). At or prior to closing of the Business Combination, HPEP I may assign its rights and obligations under the Forward Purchase Agreement to one or more third parties, which may include HighPeak Energy Partners II, LP (“HPEP II”) and HighPeak Energy Partners III, LP (“HPEP III”), and we will assign our rights and obligations under the Forward Purchase Agreement to HighPeak Energy, Inc., a Delaware corporation and our wholly owned subsidiary (“HighPeak Energy”) and the parties will amend the Forward Purchase Agreement to, among other things, provide for the sale and purchase of shares of common stock and warrants of HighPeak Energy instead of us and reduce the number of warrants received by the purchasers under the Forward Purchase Agreement from up to 7,500,000 warrants to up to 5,000,000 warrants, in each case, pursuant to an amendment to the Forward Purchase Agreement (the “Forward Purchase Agreement Amendment”), which the HPK Business Combination Agreement (as defined below) contemplates will be entered into at the closing. At the closing, the warrants, if sold pursuant to the Forward Purchase Agreement Amendment (the “forward purchase warrants”), will have the same terms as the Private Placement Warrants so long as they are held by the purchasers under the Forward Purchase Agreement Amendment, their affiliates or their permitted transferees, and the Forward Purchase Shares are identical to the shares of Class A common stock included in the Units sold in our Public Offering, except the Forward Purchase Shares will, when issued, be subject to transfer restrictions and certain registration rights, as described in the Forward Purchase Agreement Amendment. The purchaser’s commitment under the Forward Purchase Agreement Amendment may be reduced under certain circumstances as described in the agreement.

On May 25, 2018, we announced that the holders of our Units may elect to separately trade the Public Shares and Warrants included in the Units commencing on May 29, 2018 on The Nasdaq Capital Market (the “Nasdaq”) under the symbols “PACQ” and “PACQW,” respectively. Those Units not separated continue to trade on the Nasdaq under the symbol “PACQU.”

On October 10, 2019, our stockholders approved an extension of the date by which we must consummate an initial Business Combination (the “February Extension”) from October 17, 2019 to February 21, 2020 (the “February Extended Date”). We requested the February Extension in order to consummate an initial Business Combination. In connection with the February Extension, 3,594,000 shares of Class A common stock were redeemed on October 11, 2019, for a total value of $36,823,301, and 248,000 public warrants were tendered and accepted for payment on October 16, 2019 by our Sponsor. Pure agreed to deposit into the Trust Account an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the February Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from October 17, 2019 until the February Extended Date. Further, our Sponsor has agreed to loan, or cause an affiliate to loan, us or one of our subsidiaries an amount equal to $0.033 for each share of Class A common stock issued in our Public Offering that was not redeemed in connection with the stockholder vote to approve the February Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by us to complete the initial Business Combination from October 17, 2019 until February 21, 2020.

On November 27, 2019, Pure and HighPeak Energy entered into a business combination agreement, as amended, by and among Pure, HighPeak Energy, Pure Acquisition Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HighPeak Energy (“MergerSub”), HPEP I, HPEP II, HPEP III, HPK Energy, LLC, a Delaware limited liability company (“HPK GP” and together with HPEP I, HPEP II and HPEP III, the “HPK Contributors”) and the general partner of HPK Energy, LP, a Delaware limited partnership (“HPK”) and, solely for the limited purposes specified therein, HighPeak Energy Management, LLC, a Delaware limited liability company (the “HPK Representative”), pursuant to which, among other things and subject to the terms and conditions contained therein, at the closing (a) MergerSub will merge with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (b) each outstanding share of Class A common stock and Class B common stock of Pure will be converted into the right to receive one share of HighPeak Energy common stock, other than certain shares held by our Sponsor that will be forfeited prior to the merger, (c) the HPK Contributors will (A) contribute their limited partner interests in HPK to HighPeak Energy in exchange for HighPeak Energy common stock for total consideration of 71,150,000 shares of HighPeak Energy common stock, subject to adjustments as described in the HPK Business Combination Agreement, and the general partner interest in HPK to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (B) directly or indirectly contribute certain loans with respect to which Pure or HighPeak Energy is the obligor, in exchange for shares of HighPeak Energy common stock, (d) all Sponsor Loans, if any, will be cancelled, and (e) following the consummation of the transactions contemplated by the Grenadier Contribution Agreement (defined below) for total consideration of approximately $465 million in cash, 15,760,000 shares of HighPeak Energy common stock and 2,500,000 warrants to purchase HighPeak Energy common stock at the closing, subject to adjustments, HighPeak Energy will cause HPK to merge with and into Pure with all interests in HPK being cancelled for no consideration (the “HPK Business Combination Agreement”).

On November 27, 2019, HighPeak Energy Assets II, LLC, a Delaware limited liability company (“HighPeak Assets II”) and a wholly owned subsidiary of HPK, and Grenadier Energy Partners II, LLC, a Delaware limited liability company (“Grenadier”), entered into a contribution agreement, by and among Grenadier, HighPeak Assets II, Pure and HighPeak Energy, pursuant to which, among other things and subject to the terms and conditions contained therein, Grenadier agreed to extend the outside date under the Grenadier Contribution Agreement to February 24, 2020 and HighPeak Assets II agreed to acquire the oil and gas assets of Grenadier in exchange for cash, shares of HighPeak Energy common stock and warrants to purchase shares of HighPeak Energy common stock, which transactions are currently expected to occur following HighPeak Energy’s indirect acquisition of HighPeak Assets II pursuant to the HPK Business Combination Agreement (the “Grenadier Contribution Agreement”).

On February 6, 2020, (a) the Company and the other parties to the HPK Business Combination Agreement entered into an amendment to the HPK Business Combination Agreement (the “HPK Amendment”) and (b) the Company, the other parties to the Grenadier Contribution Agreement and, solely for the limited purposes specified therein, the HPK Contributors and HPK Representative entered into an amendment to the Grenadier Contribution Agreement (the “Grenadier Amendment,” and together with the HPK Amendment, the “Business Combination Agreement Amendments”). The Business Combination Agreement Amendments, collectively, among other things, (i) extend the date by which the transactions contemplated thereby must be consummated to May 21, 2020, (ii) account for additional loans from the Sponsor being made in connection with such extension, (iii) permit HPEP I to assign the Forward Purchase Agreement to third parties in addition to its affiliates, and for any affiliates of the Sponsor that become parties to the Forward Purchase Agreement Amendment to terminate the Forward Purchase Agreement Amendment upon written notice, (iv) remove certain restrictions on and obligations of Pure and HighPeak Energy with respect to the Forward Purchase Agreement and Forward Purchase Agreement Amendment that were otherwise imposed by the Grenadier Contribution Agreement, (v) conform the method by which Available Liquidity (as defined in the Grenadier Contribution Agreement) will be calculated to the corresponding calculation method to be employed under the HPK Business Combination Agreement, (vi) permit Grenadier to terminate the Grenadier Contribution Agreement in the event of a payment default with respect to a Second Extension Payment (as defined below), (vii) make certain other updates to representations, definitions, schedules and other matters as further described in the accompanying proxy statement and in the Business Combination Agreement Amendments and (viii) provide the required party consents under Business Combination Agreement to the amendments contemplated by each of the Business Combination Agreement Amendments. In connection with the entrance into the Grenadier Amendment, the Company, HighPeak Energy, HighPeak Assets II and the HPK Contributors agreed to jointly and severally pay to Grenadier an aggregate amount equal to $15,000,000 (the “Second Extension Payment”), which is to be paid in four installments of varying amounts due by each of the date of execution of the Grenadier Amendment, February 21, 2020, March 20, 2020 and April 21, 2020. The Second Extension Payment will not be credited against the cash price to be paid to Grenadier upon the closing of the transactions contemplated by the Grenadier Amendment and the obligation to pay the Second Extension Payment will survive any termination of the Grenadier Amendment in advance of any such closing. For more information regarding the HighPeak Business Combination (defined below) and the Business Combination Agreement Amendments, please read the registration statement on Form S-4 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) by HighPeak Energy on December 2, 2019, as amended on January 10, 2020 (the “Registration Statement”), and the Current Report on Form 8-K originally filed with the SEC by the Company on February 7, 2020, including the complete text of the HPK Business Combination Agreement and the Business Combination Agreement Amendments.

On February 20, 2020, our stockholders approved an extension of the date by which we must consummate an initial Business Combination (the “May Extension”) from February 21, 2020 to May 21, 2020 (the “Extended Date”). We requested the May Extension in order to consummate an initial Business Combination. In connection with the May Extension, 2,189,801 shares of Class A common stock were redeemed on February 21, 2020, for a total value of $22,811,431. Pure agreed to deposit into the Trust Account an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the May Extension for each month (commencing on March 17, 2020 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from February 21, 2020 until the Extended Date. Further, our Sponsor agreed to loan, or cause an affiliate to loan, us or one of our subsidiaries an amount equal to $0.033 for each share of Class A common stock issued in our Public Offering that was not redeemed in connection with the stockholder vote to approve the May Extension for each month (commencing on March 17, 2020 and on the 17th day of each subsequent calendar month) that is needed by us to complete the initial Business Combination until the Extended Date.

The Proposed Business Combination

The following is a brief summary of the transactions contemplated in connection with the HighPeak business combination (the “HighPeak Business Combination”). Any description of the HighPeak Business Combination in this Annual Report on Form 10-K is qualified in all respects by reference to the text of (i) the HPK Business Combination Agreement, as amended by the HPK Amendment, each of which was filed with the SEC on November 27, 2019 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and on February 6, 2020 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, respectively, and (ii) the Grenadier Contribution Agreement, as amended by the Grenadier Amendment, each of which was filed with the SEC on November 27, 2019 as Exhibit 2.2 to the Company’s Current Report on Form 8-K and on February 7, 2020 as Exhibit 2.4 to the Company’s Current Report on Form 8-K, respectively. Following completion of the SEC’s review process of the Registration Statement, a definitive proxy statement (the “HighPeak Proxy Statement”) will be mailed to stockholders as of a record date to be established for voting on the HighPeak Business Combination. The HighPeak Proxy Statement will contain important information regarding the HighPeak Business Combination. The following description of the HighPeak Business Combination is qualified in all respects by reference to the more detailed description in the HighPeak Proxy Statement.

On November 27, 2019, the Company, HighPeak Energy, MergerSub, the HPK Contributors, HPK and, solely for the limited purposes specified therein, HPK Representative, entered into the HPK Business Combination Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein, HighPeak Energy has agreed to acquire HPK, which, indirectly through its subsidiaries, holds certain rights, title and interests in oil and natural gas assets and cash. Under the terms of the HPK Business Combination Agreement, at the closing of the HighPeak Business Combination, (i) MergerSub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of HighPeak Energy, (ii) each outstanding share of Class A common stock and Class B common stock of the Company will be converted into the right to receive one share of HighPeak Energy common stock, other than certain shares held by our Sponsor that will be forfeited prior to the merger, (iii) the HPK Contributors will (A) contribute their limited partner interests in HPK to HighPeak Energy in exchange for HighPeak Energy common stock for total consideration of 71,150,000 shares of HighPeak Energy common stock, subject to certain adjustments as described in the HPK Business Combination Agreement, and the general partner interest in HPK to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (B) directly or indirectly contribute certain loans with respect to which the Company or HighPeak Energy is the obligor, in exchange for shares of HighPeak Energy common stock, (iv) all Sponsor Loans (as defined in the HPK Business Combination Agreement), if any, will be cancelled in connection with the closing of the transactions contemplated by the HPK Business Combination Agreement, and (v) following the consummation of the transactions contemplated by the Grenadier Contribution Agreement, HighPeak Energy will cause HPK to merge with and into the Company with all interests in HPK being cancelled for no consideration. As a result of the HighPeak Business Combination and pursuant to the terms of a warrant agreement, dated April 12, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), the Company’s warrants will become warrants of HighPeak Energy exercisable for shares of HighPeak Energy common stock on the terms set forth therein.

On November 27, 2019, HighPeak Assets II, Grenadier, the Company and HighPeak Energy entered into the Grenadier Contribution Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein, HighPeak Assets II agreed to acquire the Grenadier Assets (as defined therein) from Grenadier in exchange for total consideration of $465,000,000 in cash, 15,760,000 shares of HighPeak Energy common stock and 2,500,000 warrants to purchase HighPeak Energy common stock at the closing of the HighPeak Business Combination, subject to certain adjustments, which transactions are currently expected to occur following HighPeak Energy’s indirect acquisition of HighPeak Assets II pursuant to the HPK Business Combination Agreement.

On February 6, 2020, the Company and the other parties to the HPK Business Combination Agreement entered into the HPK Amendment. Among other things, the HPK Amendment (i) extends the date by which the transactions contemplated thereby must be consummated from February 21, 2020 to May 21, 2020, (ii) expands the definition contained therein of Sponsor Loans, as described herein, (iii) broadens the scope of persons and entities to whom HPEP I may assign the Forward Purchase Agreement from just HPEP I’s affiliates to any third parties in addition to HPEP I’s affiliates, (iv) amends and restates the form of Forward Purchase Agreement Amendment attached as an exhibit to the HPK Business Combination Agreement as Exhibit B to, among other things, (A) extend the date by which the HighPeak Business Combination must be completed from February 21, 2020 to May 21, 2020, (B) contemplate HPEP I’s ability to assign the Forward Purchase Agreement to third parties to become purchasers thereunder, in addition to being able to assign such agreement to its affiliates, (C) permit our Sponsor or any affiliate of our Sponsor to terminate the Forward Purchase Agreement Amendment upon written notice to HighPeak Energy, (D) provide for the purchasers thereunder to elect to purchase any number of forward purchase units, provided that the number of Forward Purchase Units to be issued and sold thereunder does not exceed the maximum amounts specified therein, which such number of warrants to be issued and sold thereunder was reduced from up to 7,500,000 warrants to up to 5,000,000 warrants, (E) permit the purchasers thereunder that are affiliates of our Sponsor to take certain actions without the consent of any unrelated third party purchasers and (F) expressly state that the purchasers under the Forward Purchase Agreement Amendment will have several and not joint liability, (v) makes certain clarifying edits to the definition contained therein of Available Financing Proceeds and to the form of each of the Stockholders’ Agreement and the Long Term Incentive Plan, each of which are attached as exhibits to the HPK Business Combination Agreement, as filed with the SEC by the Company on Current Report Form 8-K on February 7, 2020, (vi) updates certain matters contained in a schedule of the disclosure letter originally delivered in connection with the execution of the HPK Business Combination Agreement, which schedule relates to certain actions that HPK LP and its subsidiaries are permitted to take prior to the closing of the transactions contemplated by the HPK Business Combination Agreement, which actions would otherwise have been restricted pursuant to the interim operating covenants contained in the HPK Business Combination Agreement (including a supplemental budget extending through May 2020) and (vii) provides the required party consents under the HPK Business Combination Agreement to enter the Grenadier Amendment.

On February 6, 2020, the Company, the other parties to the Grenadier Contribution Agreement and, solely for the limited purposes specified therein, the HPK Contributors and HPK Representative entered into the Grenadier Amendment. Among other things, the Grenadier Amendment, (i) extends the target date for the consummation of certain transactions contemplated thereby from February 21, 2020 to May 21, 2020, (ii) extends the date by which other certain transactions contemplated thereby must be consummated from February 24, 2020 to May 24, 2020, (iii) removes certain restrictions on and obligations of the Company and HighPeak Energy with respect to the Forward Purchase Agreement and Forward Purchase Agreement Amendment that were otherwise imposed by the Grenadier Contribution Agreement, (iv) conforms the method by which Available Liquidity (as defined in the Grenadier Contribution Agreement) will be calculated to the corresponding calculation method to be employed under the HPK Business Combination Agreement, (v) places a $400,000,000 cap on each of the amount of debt proceeds that may be used to fund each of (A) the cash price to be paid to Grenadier at or in connection with the closing of the transactions contemplated therein and certain transaction expenses and (B) the amount of aggregate indebtedness of the Acquiring Parties (as defined in the Grenadier Contribution Agreement) immediately after such closing, (vi) requires more than $150,000,000 of available proceeds obtained from the issuance of common stock of the Company or HighPeak Energy to unaffiliated third parties, which proceeds may include, among other things, available funds in the Trust Account (not including interest accrued thereon), net of any redemptions, (vii) permits Grenadier to terminate the Grenadier Contribution Agreement in the event of a payment default with respect to a Second Extension Payment, (viii) makes certain clarifying or conforming edits to the definitions contained therein of Sponsor, Available Financing Proceeds, Excluded Debt, Indebtedness and Forward Purchase Agreement Amendment and to a representation contained therein related to warrants that will be outstanding and shares of common stock that will be reserved for issuance in connection therewith, in each case as of the consummation of the transactions contemplated thereby and (ix) provides the required party consents under the Grenadier Contribution Agreement to enter into the HPK Amendment. In connection with the entrance into the Grenadier Amendment, HighPeak Assets II and each of the HPK Contributors agreed to jointly and severally pay to Grenadier the Second Extension Payment, which is to be paid in four installments as follows: (a) $1 million no later than the date of execution of the Grenadier Amendment, (b) $5 million no later than February 21, 2020, (c) $5 million no later than March 20, 2020 and (d) $4 million no later than April 21, 2020. The Second Extension Payment will not be credited against the cash price to be paid to Grenadier upon the closing of the transactions contemplated by the Grenadier Contribution Agreement and the obligation to pay the Second Extension Payment will survive any termination of the Grenadier Contribution Agreement in advance of any such closing.

Unless waived by the applicable parties, closing of the HighPeak Business Combination is subject to a number of conditions, including, among others, (i) with respect to the HPK Business Combination Agreement, requisite approval of the Company’s stockholders, the same-day consummation of the transactions contemplated by the Grenadier Contribution Agreement, there being at least $275 million of Available Liquidity (as defined in the HPK Business Combination Agreement), the closing of the Company’s offer, pursuant to the Registration Statement, to redeem shares of Class A common stock, material compliance of the parties with their respective covenants, the representations and warranties of the respective parties being true and correct, subject to the materiality standards contained in the HPK Business Combination Agreement, and the listing of certain shares of HighPeak Energy common stock on the Nasdaq or the New York Stock Exchange (the “NYSE”), and (ii) with respect to the Grenadier Contribution Agreement, receipt of the requisite approval of the stockholders of the Company, there being at least $275 million of Available Liquidity (as defined in the Grenadier Contribution Agreement), the Company having at least $5,000,001 of net tangible assets remaining after the closing of the Company’s offer, pursuant to the Registration Statement, to redeem shares of Class A common stock, material compliance, or deemed material compliance, of the parties with their respective covenants, the representations and warranties of the respective parties being true and correct, subject to the materiality standards contained in the Grenadier Contribution Agreement, the absence of certain amendments having been made to the HPK Business Combination Agreement or the Forward Purchase Agreement, the occurrence of the closing of the transactions contemplated by the HPK Business Combination Agreement and the approved listing of certain shares of HighPeak Energy common stock on the NYSE or the Nasdaq, upon official notice of issuance.

The foregoing summary of the HighPeak Business Combination is qualified in all respects by reference to the complete text of the HPK Business Combination Agreement and Grenadier Contribution Agreement, which are attached as Exhibit 2.1 and Exhibit 2.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2019, and the Business Combination Agreement Amendments, which are attached as Exhibit 2.3 and Exhibit 2.4, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2020.

Potential Conflicts

Each of our officers and our directors other than our independent directors is an officer and/or director of our Sponsor and/or an affiliated company. We are not prohibited from pursuing an initial Business Combination with or from a company affiliated with, or involving properties operated by, our Sponsor or its affiliates or its officers or directors, nor are we prohibited from entering into an agreement with our Sponsor or its affiliates or a company affiliated with our officers or directors with respect to the operation of any properties we acquire in connection with the initial Business Combination. In the event we seek to complete our initial Business Combination with a company affiliated with our Sponsor, officers or directors, we, or a committee of independent directors may obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that our initial Business Combination is fair to the Company from a financial point of view. Through their direct or indirect interest in a HighPeak affiliated company, members of our management team currently own an indirect interest in us. Each member of our management team may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

All of the members of our management team are employed by a HighPeak affiliate and are direct investors in a HighPeak affiliate. HighPeak is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination. Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. In addition, we may, at our option, pursue an affiliated joint acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation, including a HighPeak affiliate. Any such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our Second Amended and Restated Certificate of Incorporation, dated as of April 10, 2018, as amended by that certain Certificate of Amendment to Certificate of Incorporation of the Company, effective as of April 12, 2018, as further amended by that certain Third Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, effective as of February 20, 2020 (collectively, our “Charter”), provides that we renounce our interest in any corporate opportunity offered to our Sponsor or its affiliates or our non-employee directors or their affiliates unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination by the Extended Date.

Financial Position

With funds in the Trust Account of approximately $372.4 million at February 29, 2020 available to use for a Business Combination (assuming no stockholder seeks conversion of their shares or seeks to sell their shares to us in any tender offer in relation to such Business Combination), we offer a target business a variety of options, such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination financing available that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that any such financing will be available to us.

Conversion Rights for Public Stockholders

At any meeting called to approve an initial Business Combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account as of two (2) business days prior to the consummation of the initial Business Combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid.

Our Charter does not provide a specified maximum redemption threshold, except in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not consummate the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination. Our Sponsor and our officers and directors will not have conversion rights with respect to any Founders’ Shares or Class A common stock owned by them, directly or indirectly, whether acquired prior to our Public Offering or purchased by them in our Public Offering, or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case, prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed Business Combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until two (2) business days prior to the vote on the proposal to approve the Business Combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial Business Combination, we may require stockholders who wish to convert their shares in connection with a proposed Business Combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver their certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert their shares is irrevocable once the business combination is approved.

Once made, any request to convert such shares, may be withdrawn at any time up to the vote on the proposed Business Combination or the expiration of the tender offer. Furthermore, if a holder of a Public Share of Class A common stock delivered their certificate in connection with an election of its conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the Trust Account as of two (2) business days prior to the consummation of the initial Business Combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if no Initial Business Combination

Under our Charter, we have until May 21, 2020 to complete an initial Business Combination. If we have not completed an initial Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable and up to $50,000 for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, officers and directors have agreed they will not propose any amendment to our Charter that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination by the Extended Date unless (i) we provide our public stockholders with the opportunity to convert their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding Public Shares and (ii) our Sponsor or an affiliate offers to purchase, at $1.00 per public Warrant (exclusive of commissions), the then outstanding public Warrants in a tender offer, as described elsewhere in this Annual Report on Form 10-K. These rights shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding Public Shares in the event we do not consummate our initial Business Combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our Public Shares in the event we do not complete our initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six (6) years after the unlawful redemption distribution, instead of three (3) years, as in the case of a liquidation distribution. If we are unable to complete a Business Combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise and income taxes payable and up to $50,000 for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the Extended Date, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten (10) years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

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

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. The holders of the Founders’ Shares have waived their rights to participate in any liquidation distribution with respect to such Founders’ Shares. There will be no distribution from the Trust Account with respect to our warrants, which will expire. We will pay any additional liquidation costs from our remaining assets outside of the Trust Account. If we are unable to complete an initial Business Combination and expend all of the net proceeds of our Public Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the initial per-share redemption price would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the Trust Account only in the event of our failure to complete a Business Combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a Business Combination which is actually completed by us or upon certain amendments to our Charter prior to consummating an initial Business Combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the Trust Account.

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

Our Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our Charter that would affect the substance of timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination by the Extended Date. Any such purchases would occur in connection with the effectiveness of such amendment.

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

HPEP II, HighPeak Energy Partners GP II, LP, a Delaware limited partnership (“HPEP II GP”), and Jack Hightower (together with HPEP II, HPEP II GP and our Sponsor, the “Offerors”), commenced: (i) an initial warrant tender offer on September 13, 2019, to purchase 20,700,000 public Warrants at a purchase price of $1.00 per Public Warrant in connection with a special meeting in lieu of the annual meeting of the Company’s stockholders held on October 10, 2019, to approve, among other matters, an amendment to the Company’s charter extending the date by which the Company must consummate its initial business combination from October 17, 2019 to February 21, 2020 (ii) a second warrant tender offer on December 4, 2019, to purchase the 20,452,000 public Warrants not held by the Offerors at a purchase price of $1.00 per Public Warrant in connection with the Company’s announcement of its entry into the HighPeak Business Combination on November 27, 2019 and (iii) a third warrant tender offer on February 7, 2020 to purchase the 3,158,195 public Warrants not held by the Offerors at a purchase price of $1.00 per Public Warrant in connection with a special meeting of the Company’s stockholders held on February 20, 2020, to approve an amendment to the Company’s charter extending the date by which the Company must consummate its initial business combination from February 21, 2020 to May 21, 2020.

In the event that we are unable to consummate a Business Combination by May 21, 2020, the escrow agent will be authorized to transfer $1.00 per whole public Warrant, to holders of public Warrants other than our Sponsor and its affiliates, at the same time as we redeem our Public Shares, and all public Warrants will expire worthless.

Following the tender offer or payment to holders of public Warrants described above, any amounts remaining in the escrow account will be returned to our Sponsor or its affiliate.

Our Charter

Our Charter contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our initial Business Combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our Charter that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not consummate a Business Combination by the Extended Date, we will provide dissenting public stockholders with the opportunity to convert their Public Shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our Sponsor, officers and directors have agreed to waive any conversion rights with respect to any Founders’ Shares and any Public Shares they may hold in connection with any vote to amend Charter and restated certificate of incorporation. Specifically, our Charter provides, among other things, that:

●

we shall either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;

●

we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;

●	if our initial Business Combination is not consummated by the Extended Date, we will redeem all of the outstanding Public Shares and thereafter liquidate and dissolve our Company;

●

we may not consummate any other Business Combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial Business Combination; and

●

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

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a Business Combination.

Periodic Reporting and Financial Information

Our Units, Class A common stock and Warrants are registered under the Exchange Act and, as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors. We do not maintain an Internet site in our name; however, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the uniform resource locators (“URLs”) for these websites are intended to be inactive textual references only.

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

We are required to evaluate our internal control procedures beginning with our Annual Report on Form 10-K for the year ending December 31, 2019 as required by the Sarbanes-Oxley Act. In the event we are deemed to be a large accelerated filer or an accelerated filer as of December 31, 2019, we will be required to have our internal control procedures audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a Business Combination with such a target business.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, or (b) in which we have total annual gross revenue of at least $1.07 billion, or (2) the date on which (a) we are deemed to be a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or (b) we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our securities. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Associated with Our Business

We are a blank check company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

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

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any Public Shares properly submitted in connection with completion of an initial Business Combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to approve an amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we have not consummated an initial Business Combination by the Extended Date, or (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by the Extended Date, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial Business Combination by the Extended Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Extended Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

If we are unable to consummate a Business Combination, our public stockholders may be forced to wait beyond the Extended Date before receiving distributions from the Trust Account.

We have until the Extended Date in which to complete a Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate a Business Combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full-time period will public security holders be entitled to distributions from the Trust Account if we are unable to complete a Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date, and to liquidate their investment, public security holders may be forced to sell their Public Shares or Warrants, potentially at a loss.

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

We may not be able to complete our initial Business Combination by the Extended Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination by the Extended Date. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, many of which are beyond our control. If we have not completed our initial Business Combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $10.00 per share and our Warrants will expire worthless.

If we seek stockholder approval of our initial Business Combination, our Initial Stockholders, Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders or public Warrant holders, which may influence a vote on a proposed Business Combination and reduce the “public float” of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Initial Stockholders, Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares of our common stock or public Warrants in such transactions.

In the event our Initial Stockholders, Sponsor, directors, officers, advisors or their affiliates purchase shares of our common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares of our common stock could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the “public float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report on Form 10-K. Accordingly, it is possible we will consummate our initial Business Combination even if holders of a majority of our Public Shares do not approve of the Business Combination we consummate. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination instead of conducting a tender offer.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our Public Offering are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 of the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a Business Combination within eighteen (18) months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419 of the Securities Act, we will be entitled to withdraw amounts from the funds held in the Trust Account prior to the completion of a Business Combination and we will have a longer period of time to complete such a Business Combination than we would if we were subject to such rule.

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

As of the date of this Annual Report on Form 10-K, our Charter authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 15,000,000 shares of Class B common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 117,270,000 authorized but unissued shares of Class A common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public Warrants and the Private Placement Warrants and for conversion of the Founders’ Shares to Class A common stock). On November 27, 2019, the Company and our Sponsor entered into a sponsor support agreement pursuant to which our Sponsor has agreed to irrevocably transfer to the Company, surrender and forfeit for no consideration, 760,000 shares of the Company’s Founders’ Shares immediately prior to the Grenadier Contribution Agreement effective time. We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock, or a combination of Class A common stock and preferred stock, to consummate a Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. Further, under the HPK Business Combination Agreement, at the closing of the initial Business Combination, the stockholders of Pure will be entitled to receive shares of HighPeak Energy common stock. Accordingly, after the consummation of the initial Business Combination, the rights of any former stockholder of Pure who receives shares of HighPeak Energy common stock will be governed by the DGCL, HighPeak Energy’s Amended and Restated Certificate of Incorporation (“A&R Charter”) and HighPeak Energy’s bylaws. Under HighPeak Energy’s A&R Charter, HighPeak Energy is authorized to issue 900,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. We may also issue shares of common stock upon conversion of the Founders’ Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. The issuance of additional shares of Class A common stock will not reduce the per-share conversion amount in the Trust Account. The issuance of additional shares of Class A common stock or preferred stock:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of shares of Class A common stock if we issue shares of preferred stock with rights senior to those afforded to shares of Class A common stock;

●

may cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for shares of Class A common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the Trust Account and such indebtedness will not decrease the per-share conversion amount in the Trust Account.

Our Initial Stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial Business Combination.

The Founders’ Shares will automatically convert into shares of Class A common stock upon closing our initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case additional shares of Class A common stock, or equity-linked securities convertible or exercisable for shares of Class A common stock, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of our initial Business Combination, the ratio at which Founders’ Shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all Founders’ Shares will equal, in the aggregate 20% of the sum of shares of our common stock issued pursuant to our Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial Business Combination, excluding any securities issued pursuant to the forward purchase agreement and any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial Business Combination.

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

In connection with our initial Business Combination, we entered into a Forward Purchase Agreement with HPEP I pursuant to which HPEP I subscribed for an aggregate of up to 15,000,000 shares of Class A common stock and 7,500,000 Private Placement Warrants, for $10.00 per unit, or an aggregate maximum amount of $150,000,000. HPEP I is affiliated with our Sponsor and our management team and acquires and operates oil and gas assets including oil and gas reserves; leasehold, working, net profits, mineral and royalty interests; tertiary recovery reserves; and gas processing plants and pipelines located primarily in North America. The funds from the sale of the forward purchase agreement units are expected to be used as part of the consideration to the sellers in our initial Business Combination, debt reduction, purchases of our securities, and to pay expenses in connection with our initial Business Combination and may be used for working capital in the post-transaction company.

If HPEP I and/or its permitted transferees fails to close on the purchase of all or some of the forward purchase units, we may lack sufficient funds to consummate our initial Business Combination. HPEP I’s obligation to purchase Forward Purchase Securities is conditioned on, among other things, our completing an initial Business Combination with a company engaged in a business within the investment objectives of HPEP I. Accordingly, if we pursue an acquisition target outside of HPEP I’s investment objectives, HPEP I would not be obligated to purchase any forward purchase units, and we may need to seek alternative financing. HPEP I’s commitment is limited to gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, less the total purchase price paid by our Sponsor for public Warrants purchased pursuant to tender offers, as described herein, plus any additional amounts mutually agreed by us and HPEP I to be retained by the post Business Combination entity for working capital or other purposes. Additionally, HPEP I’s and any permitted transferee’s obligations to purchase the Forward Purchase Securities are subject to termination prior to the closing of the sale of such securities by mutual written consent of us and such party, or automatically: (i) if our initial Business Combination is not consummated by the Extended Date or (ii) if our Sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within 60 days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or us, in each case which is not removed, withdrawn or terminated within 60 days after such appointment. In addition, HPEP I’s obligations to purchase the Forward Purchase Securities are subject to fulfillment of customary closing conditions, including that our initial Business Combination must be consummated substantially concurrently with the purchase of the forward purchase units. In the event of any such failure to fund by HPEP I or any permitted transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post Business Combination company.

On February 6, 2020, as part of the HPK Amendment, the parties to the HPK Amendment revised the form of the Amended and Restated Forward Purchase Agreement, attached to the HPK Business Combination Agreement as Exhibit B (the “A&R Forward Purchase Agreement”), to be entered into at closing of the HPK Business Combination Agreement. The parties thereto entered the A&R Forward Purchase Agreement in order to, among other things, (i) extend the date by which the HighPeak Business Combination must be completed from February 21, 2020 to May 21, 2020, (ii) reflect that the A&R Forward Purchase Agreement may be assigned by HPEP I to third parties, in addition to its affiliates, (iii) permit any affiliates of Sponsor who become purchasers under the A&R Forward Purchase Agreement to subsequently terminate the A&R Forward Purchase Agreement upon written notice to HighPeak Energy, (iv) provide for the purchasers under the A&R Forward Purchase Agreement to elect to purchase Forward Purchase Units (as defined in the form of A&R Forward Purchase Agreement) thereunder, provided that the number of Forward Purchase Units to be issued and sold thereunder does not exceed the maximum amounts specified therein, which such number of warrants to be issued and sold thereunder were reduced from up to 7,500,000 warrants to up to 5,000,000 warrants, (v) permit the purchasers thereunder that are affiliates of Sponsor to take certain actions without the consent of any unrelated third party purchasers and (vi) expressly state that the purchasers under the A&R Forward Purchase Agreement will have several and not joint liability.

If the net proceeds of our Public Offering not being held in the Trust Account are insufficient to allow us to operate until the Extended Date, we may be unable to complete our initial Business Combination.

We believe the funds available to us outside of the Trust Account and from loans from our Sponsor or its affiliates will be sufficient to allow us to operate for at least until the Extended Date, assuming a Business Combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close an initial Business Combination. In such event, we would need to borrow funds from our Sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our Sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into Private Placement Warrants at a price of $1.00 per Private Placement Warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00 per share.

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

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Our Charter provides that we will continue in existence only until the Extended Date. If we have not completed a Business Combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of franchise and income taxes payable and up to $50,000 for dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders’ amounts owed to them by us.

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

Our Charter provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

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

We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants and causing such Warrants to expire worthless.

If we do not file and maintain a current and effective registration statement relating to the Class A common stock issuable upon exercise of the Warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a cashless basis provided an exemption from registration is available. As a result, the number of shares of Class A common stock that holders will receive upon exercise of the Warrants will be fewer than it would have been had such holder exercised his Warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Warrants for cash if a current and effective prospectus relating to the Class A common stock issuable upon exercise of the Warrants is available. Under the terms of the Warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Class A common stock issuable upon exercise of the Warrants until the expiration of the Warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the Warrants may expire worthless.

An investor will only be able to exercise a Warrant if the issuance of shares of Class A common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the Warrants.

No Warrants will be exercisable and we will not be obligated to issue shares of Class A common stock unless the shares of Class A common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. If the shares of Class A common stock issuable upon exercise of the Warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants reside, the warrants may be deprived of any value, the market for the Warrants may be limited and they may expire if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants (including the private warrants) to make any change that adversely affects the interests of the registered holders. At March 13, 2020, HPEP II and our Sponsor held 27,821,805 or 89.8%, collectively, of the outstanding warrants.

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

Our ability to successfully effect a Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

We intend to focus our search for a target business in the energy industry, including the upstream oil and gas industry in North America. Risks inherent in investments in the energy industry include, but are not limited to, the following:

●	volatility of oil and natural gas prices;

●	price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

●	competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

●	significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

●

the speculative nature of and high degree of risk involved in investments in the upstream, midstream and oilfield services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

●

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

●	proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

●	availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;

●	changes in global supply and demand and prices for commodities, including the possible effects of the increasing crisis from the coronavirus and the effects on the demand and prices for hydrocarbons;

●	impact of energy conservation efforts;

●	technological advances affecting energy production and consumption;

●	overall domestic and global economic conditions;

●	availability of, and potential disputes with, independent contractors;

●	natural disasters, terrorist acts and similar dislocations; and

●	value of U.S. dollar relative to the currencies of other countries.

We may seek acquisition opportunities in industries or sectors outside of the energy industry (which industries may or may not be outside of our management’s respective areas of expertise).

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

Although we intend to assess the management of a prospective target business when evaluating the desirability of effecting a Business Combination, we cannot assure you our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a Business Combination cannot presently be stated with any certainty. While it is possible some of our key personnel will remain associated in senior management or advisory positions with us following a Business Combination, it is unlikely they will devote their full-time efforts to our affairs subsequent to a Business Combination. Moreover, they would only be able to remain with the Company after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the Company after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, we cannot assure you our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

Past performance by our Chief Executive Officer (our “CEO”), our other officers and their affiliates may not be indicative of future performance of an investment in the Company.

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

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete a Business Combination.

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

We may also pursue an affiliated joint acquisition opportunity with one or more entities affiliated with our Sponsor or HPEP I. Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities.

We may not obtain an opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Oppenheimer & Co. Inc. and EarlyBirdCapital may have conflicts of interest in rendering services to us in connection with our initial Business Combination.

We have engaged Oppenheimer & Co. Inc. and EarlyBirdCapital to assist us in connection with our initial Business Combination. Pursuant to the Oppenheimer & Co. Inc. engagement letter, we will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the total gross proceeds raised in our Public Offering. This financial interest may result in Oppenheimer & Co. Inc. and EarlyBirdCapital having conflicts of interest when providing the services to us in connection with an initial Business Combination.

The Nasdaq may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been approved for listing on the Nasdaq, a national securities exchange. Although we expect to meet the Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you our securities will continue to be listed on Nasdaq in the future prior to an initial Business Combination. Additionally, in connection with our initial Business Combination, it is likely that the Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you we will be able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●

a determination shares of our Class A common stock are “penny stock” which will require brokers trading in shares of our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Class A common stock;

●	a limited amount of news and analyst coverage for our Company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, our Class A common stock and our Warrants are listed on the Nasdaq, our Units, Class A common stock and Warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” within the meaning of the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies may make shares of our Class A common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, or (b) in which we have total annual gross revenue of at least $1.07 billion, or (2) the date on which (a) we are deemed to be a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or (b) we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find shares of our Class A common stock less attractive because we may rely on these provisions. If some investors find shares of our Class A common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete a Business Combination with a single target business which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may consummate a Business Combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete Business Combinations with several entities in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In connection with any stockholder meeting called to approve a proposed initial Business Combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed Business Combination, to demand that we convert his shares into a pro rata share of the Trust Account as of two business days prior to the consummation of the initial Business Combination. We may require public stockholders who wish to convert their shares in connection with a proposed Business Combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DWAC System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the Business Combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed Business Combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed Business Combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed Business Combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for shares of our Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

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

We may be unable to obtain additional financing to complete a Business Combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of our Public Offering, Private Placement Warrants, Sponsor Loans and A&R Forward Purchase Agreement prove to be insufficient to enable us to consummate a Business Combination, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from converting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account.

Our Sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our Sponsor and independent directors collectively own 22.5% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner you do not support, including amendments to our Charter and approval of major corporate transactions. None of our Sponsor, officers, directors or their affiliates has indicated any intention to purchase any Units or shares of Class A common stock from persons in the open market or in private transactions. However, our Sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed Business Combination, our Sponsor, as well as all of our officers and directors, have agreed to vote the shares of Class B common stock owned by them immediately before our Public Offering as well as any shares of Class A common stock acquired in our Public Offering or in the aftermarket in favor of such proposed Business Combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There may not be another annual meeting of stockholders to elect new directors prior to the consummation of a Business Combination, in which case all of the current directors will continue in office until at least the consummation of the Business Combination. Accordingly, you may not be able to exercise your voting rights under corporate law until consummation of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the consummation of a Business Combination.

Our outstanding warrants and Founders’ Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate a Business Combination.

We issued Warrants to purchase 20,700,000 shares of Class A common stock as part of the Units offered in our Public Offering. We also issued 10,280,000 Private Placement Warrants to purchase Class A common stock to our Sponsor in a private placement that occurred simultaneously with the consummation of our Public Offering. Our Sponsor and independent directors currently own 10,350,000 Founders’ Shares, which are convertible into shares of Class A common stock on a one-for-one basis. We may also issue additional Private Placement Warrants to our Sponsor, officers or directors in payment of working capital loans made to us as described in this Annual Report on Form 10-K. In addition, we may issue up 5,000,000 forward purchase warrants to purchase Class A common stock at the closing of our initial Business Combination pursuant to the forward purchase agreement. To the extent we issue shares of Class A common stock to effect a Business Combination, the potential for the issuance of a substantial number of additional Class A common shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares issued to complete the Business Combination. Accordingly, our Warrants, Private Placement Warrants and Founders’ Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the Warrants, Private Placement Warrants and Founders’ Shares could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings. At or following the completion of the Business Combination to attract and retain key management personnel, we may implement a long-term incentive plan, pursuant to which we could issue stock options, restricted stock and other equity awards, which could further dilute your holdings.

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

If we call our public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his Warrant (including any public Warrants held by our Sponsor, officers or directors or their permitted transferees) to do so on a cashless basis. If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of shares of our Class A common stock and the existence of these rights may make it more difficult to effect a Business Combination.

Our Sponsor is entitled to make a demand that we register the resale of the Founders’ Shares at any time commencing three months prior to the date on which their shares may be released from escrow. The holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. Pursuant to the A&R Forward Purchase Agreement, we will agree that we will use our commercially reasonable efforts to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and to cause such registration statement to be declared effective as soon as practicable after it is filed.

Assuming the Founders’ Shares convert on a one-for-one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 40,630,000 shares of Class A common stock and up to 15,280,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. The presence of these additional shares of Class A common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a Business Combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for shares of our Class A common stock.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a Business Combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended (the “Investment Company Act”). Since we will invest the proceeds held in the Trust Account, it is possible we could be deemed an investment company. Notwithstanding the foregoing, we do not believe our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a Business Combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

The requirement that we complete an initial Business Combination by the Extended Date may give potential target businesses leverage over us in negotiating a Business Combination.

We have until the Extended Date to complete an initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources, and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires we evaluate and report on our system of internal controls and may require we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We may effect a Business Combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

Provisions in our Charter and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Charter and bylaws contain provisions that may discourage unsolicited takeover proposals stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

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

Our Charter will not provide a specified maximum redemption threshold, except in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate our initial Business Combination, we may seek to amend our Charter or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial Business Combination but that our stockholders or warrant holders may not support.

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

The provisions of our Charter that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of a majority of holders of our common stock, which is a lower amendment threshold than some other blank check companies. It may be easier for us, therefore, to amend our Charter and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by substantially greater than a majority of the company’s public stockholders. Our Charter provides that any of its provisions related to pre-Business Combination activity (including the requirement not to release amounts from the Trust Account except in specified circumstances and the requirement to provide redemption rights to public stockholders as described herein) may be amended if approved by a majority of holders of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of a majority of our common stock entitled to vote thereon, subject to applicable provisions of Delaware General Corporation Law or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 22.5% of our common stock, will participate in any vote to amend Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. GAAP or IFRS, we will not be able to complete a Business Combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. GAAP.

The federal proxy rules require a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the Business Combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

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

There may be tax consequences to our Business Combination that may adversely affect us.

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

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Charter.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 421 West 3rd Street, Suite 1000, Fort Worth, Texas 76102. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A common stock and Warrants are listed on The Nasdaq Capital Market under the symbol “PACQU,” “PACQ” and “PACQW,” respectively.

Holders

At March 13, 2020 there was one holder of record of our Units, one holder of record of our separately traded Class A common stock, and two holders of record of our separately traded Warrants.

Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be solely within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The graph below compares the cumulative total return for our Units from April 13, 2018 through December 31, 2019 with the comparable cumulative return of three indices: the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq. The graph assumes $100 invested on April 13, 2018 in each of our Units and the three indices presented.

Item 6. Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K.

Statement of Operations
	For the Years Ended December 31,		For the Period from November 13, 2017 (Inception) through December 31,
	2019	2018	2017
Net revenues	—	—	—
Total operating expense	$3,223,914	$319,582	$5,881
Loss from operations	(3,223,914)	(319,582)	(5,881)
Other income - investment income on Trust Account	8,739,160	5,777,767	—
Net income (loss) before income tax provision	5,515,246	5,458,185	(5,881)
Income tax provision	1,730,072	1,182,914	—
Net income (loss) attributable to common shares	$3,785,174	$4,275,271	$(5,881)
Per share data:
Basic and diluted income (loss) per common share, Class A	$0.16	$0.11	$—
Basic and diluted income (loss) per common share, Class B	$(0.28)	$(0.01)	$(0.00)
Weighted average shares outstanding:
Class A common stock	40,582,734	41,400,000	—
Class B common stock	10,350,000	10,350,000	10,350,000
Cash dividends per common share	—	—	—

Balance Sheet Data
	December 31, 2019	December 31, 2018
Total assets	$392,242,069	$419,465,434
Total liabilities	$6,212,388	$397,626
Stockholder’s equity	$5,000,010	$5,067,808

Working capital	$(5,967,681)	$340,291

At December 31, 2019 total assets included $391,964,540 held in the Trust Account which are available to us for the purposes of consummating a Business Combination by the Extended Date. If a Business Combination is not consummated by the Extended Date, we will be dissolved and the proceeds held in the Trust Account will be distributed after payment of certain taxes solely to holders of our Public Shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. References to “we,” “us,” “our,” “Pure,” or the “Company” are to Pure Acquisition Corp. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements attached hereto and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on November 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses (a “Business Combination”) with a focus on a target business in the energy industry, and an emphasis on opportunities in the upstream oil and gas industry in North America where our management team’s collective networks and experience are suited. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

In connection with the formation of the Company, a total of 10,062,500 shares of Class B common stock were sold to our Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 (the “Founders’ Shares”). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of our three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. At December 31, 2019, our Sponsor and our three independent directors (the “Initial Stockholders”) held, collectively, 10,350,000 Founders’ Shares.

On April 17, 2018 (the “IPO Closing Date”), the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit generating gross proceeds of $414,000,000 before underwriting discounts and expenses. Each unit consists of one share of Class A common stock (“Public Share”) of the Company at $0.0001 par value and one half of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. Each Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination by May 21, 2020, the Warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 41,400,000 Units during the exercise period, the Warrants will expire, except to the extent they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

On the IPO Closing Date, our Sponsor purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant for a total purchase price of $10,280,000 in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50 and are not redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $414,000,000 and $10,280,000, respectively, for an aggregate of $424,280,000. We deposited $414,000,000 of the gross proceeds in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations. At the IPO Closing Date, the remaining $10,280,000 was held outside of the Trust Account, of which $8,280,000 was used to pay underwriting discounts and $200,000 was used to repay notes payable to our Sponsor with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. A portion of interest income on the funds held in the Trust Account has been and will continue to be released to us to pay our tax obligations and up to $10,000 per month for office space, utilities and secretarial and administrative support.

On April 12, 2018, HPEP I, an affiliate of our Sponsor, entered into a forward purchase agreement (the “Forward Purchase Agreement”) with us that provides for the purchase by HPEP I of an aggregate of up to 15,000,000 shares of our Class A common stock (the “forward purchase shares”) and up to 7,500,000 warrants (the “forward purchase warrants,” and together with the forward purchase shares, the “forward purchase units”) for $10.00 per forward purchase unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination (collectively, the “Forward Purchase Securities”). On February 6, 2020 as part of an amendment to the HPK Business Combination Agreement (the “HPK Amendment”), the parties to the BCA Amendment revised the form of Forward Purchase Agreement (the “A&R Forward Purchase Agreement”) to be entered into to, among other things, (i) extend the date by which the Business Combination must be completed from February 21, 2020 to May 21, 2020, (ii) reflect that the A&R Forward Purchase Agreement may be assigned by HPEP I to third parties, in addition to its affiliates and we will assign our rights and obligations under the Forward Purchase Agreement to HighPeak Energy, Inc., a Delaware corporation and our wholly owned subsidiary (“HighPeak Energy”), (iii) permit any affiliates of Sponsor who become purchasers under the A&R Forward Purchase Agreement to subsequently terminate the A&R Forward Purchase Agreement upon written notice to HighPeak Energy, (iv) provide for the purchasers under the A&R Forward Purchase Agreement to elect to purchase Forward Purchase Units (as defined in the form of A&R Forward Purchase Agreement) thereunder, provided that the number of Forward Purchase Units to be issued and sold thereunder does not exceed the maximum amounts specified therein, which such number of warrants to be issued and sold thereunder were reduced from up to 7,500,000 warrants to up to 5,000,000 warrants, (v) permit the purchasers thereunder that are affiliates of Sponsor to take certain actions without the consent of any unrelated third party purchasers and (vi) expressly state that the purchasers under the A&R Forward Purchase Agreement will have several and not joint liability. At the closing, the warrants if sold pursuant to the Forward Purchase Agreement (the “Forward Purchase Warrants”) will have the same terms as the Private Placement Warrants so long as they are held by the purchasers under the A&R Forward Purchase Agreement, their affiliates or their permitted transferees, and the Forward Purchase Shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the Forward Purchase Shares will, when issued, be subject to transfer restrictions and certain registration rights, as described in the A&R Forward Purchase Agreement.

On May 25, 2018, we announced the holders of our Units may elect to separately trade the Public Shares and Warrants included in the Units commencing on May 29, 2018. Our Units, Class A common stock and Warrants currently trade on the Nasdaq under the symbols “PACQU,” “PACQ” and “PACQW,” respectively.

On October 10, 2019, Pure’s stockholders approved an extension of the date by which Pure must consummate an Initial Business Combination from October 17, 2019, to February 21, 2020 (the “February Extension”). Pure requested the February Extension in order to complete an initial Business Combination. In connection with the February Extension, 3,594,000 shares of Class A common stock were redeemed by the Company, for a total value of $36,823,301 on October 11, 2019 and 248,000 public warrants were tendered and accepted for payment on October 16, 2019 by an affiliate of our Sponsor. Pure agreed to deposit into the Trust Account an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the February Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from October 17, 2019 until the February Extended Date. Further, Pure’s Sponsor has agreed to loan, or cause an affiliate to loan, Pure or one of Pure’s subsidiaries an amount equal to $0.033 for each share of Class A common stock issued in our Public Offering that was not redeemed in connection with the stockholder vote to approve the February Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month through February 21, 2020) that is needed by Pure to complete the Initial Business Combination from October 17, 2019 until February 21, 2020.

On November 27, 2019, Pure and HighPeak Energy entered into the HPK Business Combination Agreement, by and among Pure, HighPeak Energy, MergerSub, the HPK Contributors and, solely for the limited purposes specified therein, the HPK Representative, pursuant to which, among other things and subject to the terms and conditions contained therein, at the HPK Closing (a) MergerSub will merge with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (b) each outstanding share of Class A common stock and Class B common stock of Pure will be converted into the right to receive one share of HighPeak Energy common stock, other than certain shares held by Pure’s Sponsor that will be forfeited prior to the merger, (c) the HPK Contributors will (A) contribute their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock for total consideration of 71,150,000 shares of HighPeak Energy common stock, subject to the adjustments as described in the HPK Business Combination Agreement, and the general partner interest in HPK LP to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (B) directly or indirectly contribute certain loans with respect to which Pure or HighPeak Energy is the obligor, in exchange for shares of HighPeak Energy common stock, (d) all Sponsor Loans, if any, will be cancelled in connection with the closing of the HPK Business Combination Agreement, and (e) following the consummation of the transactions contemplated by the Grenadier Contribution Agreement (as defined below) for total consideration of approximately $465 million in cash, 15,760,000 shares of HighPeak Energy common stock and 2,500,000 warrants to purchase HighPeak Energy common stock at the Closing, subject to adjustments, HighPeak Energy will cause HPK LP to merge with and into Pure with all interests in HPK LP being cancelled for no consideration.

On November 27, 2019, HighPeak Assets II and Grenadier entered into a contribution agreement (the “Grenadier Contribution Agreement”), by and among Grenadier, HighPeak Assets II, Pure and HighPeak Energy, pursuant to which, among other things and subject to the terms and conditions contained therein, Grenadier agreed to extend the outside date under the Grenadier Contribution Agreement to February 24, 2020 and HighPeak Assets II has agreed to acquire the Grenadier Assets from Grenadier in exchange for cash, shares of HighPeak Energy common stock and warrants to purchase shares of HighPeak Energy common stock, which transactions are currently expected to occur following HighPeak Energy’s indirect acquisition of HighPeak Assets II pursuant to the HPK Business Combination Agreement.

On February 6, 2020, (a) the Company and the other parties to the HPK Business Combination Agreement entered into an amendment to the HPK Business Combination Agreement (the “HPK Amendment”) and the Company, the other parties to the Grenadier Contribution Agreement and, solely for the limited purposes specified therein, the HPK Contributors and HPK Representative entered into an amendment to the Grenadier Contribution Agreement (the “Grenadier Amendment” and together with the HPK Amendment, the “Business Combination Agreement Amendments”). The Business Combination Agreement Amendments, collectively, among other things, (i) extend the date by which the transactions contemplated thereby must be consummated to May 21, 2020, (ii) account for additional Sponsor Loans being made in connection with such extension, (iii) permit HPEP I to assign the Forward Purchase Agreement (as defined in the accompanying proxy statement) to third parties in addition to its affiliates, and for any affiliates of the Sponsor that become parties to the Forward Purchase Agreement Amendment (as defined in the accompanying proxy statement) to terminate the Forward Purchase Agreement Amendment upon written notice, (iv) remove certain restrictions on and obligations of Pure and HighPeak Energy with respect to the Forward Purchase Agreement and Forward Purchase Agreement Amendment that were otherwise imposed by the Grenadier Contribution Agreement, (v) conform the method by which Available Liquidity (as defined in the Grenadier Contribution Agreement) will be calculated to the corresponding calculation method to be employed under the HPK Business Combination Agreement, (vi) permit Grenadier to terminate the Grenadier Contribution Agreement in the event of a payment default with respect to a Second Extension Payment (as defined below), (vii) make certain other updates to representations, definitions, schedules and other matters as further described in the accompanying proxy statement and in the Business Combination Agreement Amendments and (viii) provide the required party consents under each Business Combination Agreement to the amendments contemplated by each of the Business Combination Agreement Amendments. In connection with the entrance into the Grenadier Amendment, the Company, HighPeak Energy, HighPeak Assets II and the HPK Contributors agreed to jointly and severally pay to Grenadier an aggregate amount equal to $15 million (the “Second Extension Payment”), which is to be paid in four installments of varying amounts due by each of the date of execution of the Grenadier Amendment, February 21, 2020, March 23, 2020 and April 21, 2020. The Second Extension Payment will not be credited against the cash price to be paid to Grenadier upon the closing of the transactions contemplated by the Grenadier Contribution Agreement and the obligation to pay the Second Extension Payment will survive any termination of the Grenadier Contribution Agreement in advance of any such closing. For more information regarding the HighPeak Business Combination and the Business Combination Agreement Amendments, please read the registration statement on Form S-4, including the related proxy statement/prospectus incorporated therein, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) by HighPeak Energy on December 2, 2019, and as amended on January 10, 2020 (the “Registration Statement”), and the Current Report on Form 8-K filed with the SEC on February 7, 2020, including the complete text of the Business Combination Agreement and the Business Combination Agreement Amendments.

On February 20, 2020, Pure’s stockholders approved an extension of the date by which Pure must consummate an Initial Business Combination from February 21, 2020, to May 21, 2020 (the “Extended Date”). Pure requested the extension to provide additional time to complete an Initial Business Combination. In connection with the extension, 2,189,801 shares of Class A common stock were redeemed, for a total value of $22,811,431on February 21, 2020. Pure agreed to deposit into the Trust Account an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the May Extension for each month (commencing on March 17, 2020 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from February 21, 2020 until the Extended Date. Further, Pure’s Sponsor has agreed to loan, or cause an affiliate to loan, Pure or one of Pure’s subsidiaries an amount equal to $0.033 for each share of Class A common stock issued in the IPO that was not redeemed in connection with the stockholder vote to approve the extension for each month (commencing on March 17, 2020 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the Initial Business Combination from February 21, 2020 until the Extended Date.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from Inception through December 31, 2019 have been related to our formation and the Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of an acquisition target.

For the year ended December 31, 2019, we earned net income of $3,785,174, which primarily consisted of interest income on cash and cash equivalents held in the Trust Account partially offset by (i) expenses related to the business combination of $2,903,814, (ii) tax expenses of $1,930,172 and (iii) administrative expenses of $120,000. For the year ended December 31, 2018, we earned net income of $4,275,271, which primarily consisted of interest income on cash and cash equivalents held in the Trust Account partially offset by tax expenses of $1,327,759, expenses related to the business combination of $88,737 and administrative expenses of $86,000. The increase in expenses related to the Business Combination was primarily related to our entry into the HPK Business Combination Agreement and the agreements contemplated thereby.

Liquidity and Capital Resources

Until the consummation of our Public Offering, our only source of liquidity was an initial sale of the Founders’ Shares to our Sponsor and the proceeds of a $200,000 loan from our Sponsor. At the IPO Closing Date, we repaid our Sponsor $200,000 in settlement of the outstanding loan in full.

On the IPO Closing Date, we consummated our Public Offering of 41,400,000 Units, including 5,400,000 Units sold to cover the over-allotments, at a price of $10.00 per Unit resulting in gross proceeds from our Public Offering of $414,000,000.

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

On October 16, 2019, we entered into a promissory note with HighPeak Energy Holdings, LLC, a Delaware corporation and affiliate of our Sponsor (“Holdings”), to borrow up to $7.0 million. On February 14, 2020, we entered into an amended and restated promissory note with Holdings to borrow up to $11.0 million. No interest will accrue on the unpaid balance of the promissory note. The entire unpaid balance of the promissory note shall become payable on the earlier of (i) May 31, 2020 or (ii) the date on which we consummate a business combination. The balance outstanding on the promissory note at December 31, 2019 was $4,192,794.

We had cash on hand of $179,515 and $734,894 at December 31, 2019 and December 31, 2018, respectively.

In addition, interest income from the Trust Account may be released to us for any amounts necessary (i) to pay the Company’s income and other tax obligations, (ii) for payment of $10,000 per month to our Sponsor or one of its affiliates, until the Extended Date, for office space, utilities and secretarial and administrative support commencing on April 13, 2018, the date of listing of our securities on the Nasdaq, and (iii) for our liquidation expenses if the Company is unable to consummate a Business Combination within the required time period (up to a maximum of $50,000).

We have until the Extended Date to complete an initial Business Combination. If we are not able to complete an initial Business Combination by the Extended Date, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed by the close of business on May 21, 2020 raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2019.

Contractual Obligations

At December 31, 2019 and December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company paid $120,000 and $86,000 to an affiliate of our Sponsor during 2019 and 2018 respectively, with funds received from the Trust Account, for administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

On April 12, 2018, we engaged Oppenheimer & Co. Inc. and EarlyBirdCapital severally as advisors in connection with a potential Business Combination to assist us in arranging meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with the preparation of our press releases and public filings in connection with the Business Combination. Pursuant to the engagement letter, we will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee for such services in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which may become payable) upon the consummation of our initial Business Combination. Pursuant to the terms of the Business Combination marketing agreement we entered with Oppenheimer & Co. Inc. and EarlyBirdCapital, no fee will be due if we do not complete an initial Business Combination.

On October 16, 2019, we entered into a promissory note with HighPeak Energy Holdings, LLC, a Delaware corporation and affiliate of our Sponsor (“Holdings”), to borrow up to $7.0 million. On February 14, 2020, we entered into an amended and restated promissory note with Holdings to borrow up to $11.0 million. No interest will accrue on the unpaid balance of the promissory note. The entire unpaid balance of the promissory note shall become payable on the earlier of (i) May 31, 2020 or (ii) the date on which we consummate a business combination. The balance outstanding on the promissory note at December 31, 2019 was $4,192,794.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their formation. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Basis of Presentation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with U.S. GAAP and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position as of December 31, 2019 and 2018 and the consolidated results of operations and cash flows for the years ended December 31, 2019 and 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in our Public Offering and Private Placement Warrants to purchase 20,700,000 and 10,280,000 shares of Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

The Company’s consolidated statements of operations include a presentation of income per share for common shares subject to redemption similar to the two-class method of income per share. Net income per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable administrative fees, franchise taxes and income taxes, by the weighted average number of Class A common stock since issuance. The 2019 weighted average shares outstanding calculation includes effect of the 3,594,000 shares of Class A common stock which were redeemed in October 2019. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Cash and Marketable Securities Held in the Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placement of Private Placement Warrants and equaled $391,997,362 and $418,727,517 as of December 31, 2019 and 2018, respectively after considering a distribution of $36,823,301 to redeem 3,594,000 shares during 2019 in connection with the extension in which the Company’s stockholders extended the period in which the Company must consummate its Business Combination from October 17, 2019 to February 21, 2020. Funds held in the Trust Account were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”) and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial Business Combination. In connection with the extension to February 21, 2020, the Company agreed to contribute $0.033 to the Trust Account for each outstanding share of the Company’s Class A common stock commencing October 17, 2019 and for each subsequent calendar month that is needed by the Company to complete a Business Combination. Pursuant to this agreement, the Company deposited $3,742,794 into the Trust Account during 2019. Pursuant to said extension and the subsequent extension in February 2020, the Company will continue to deposit $0.033 per outstanding share of Class A common stock that was not redeemed  in connection with the stockholder vote to approve the Extension into the Trust Account for each calendar month needed by the Company to complete a Business Combination until the Extended Date.

As of December 31, 2019, cash and Permitted Investments held in the Trust Account had a fair value of $391,964,540. For the year ended December 31, 2019, investments held in the Trust Account generated interest income of $8,739,160. During 2019, the Company paid $2,041,000 to the IRS for estimated federal income taxes, $260,630 to the State of Delaware for franchise taxes and $120,000 to an affiliate of our Sponsor for administrative services with funds received from the Trust Account. On October 11, 2019, 3,594,000 shares of Class A common stock were redeemed for $36,823,301 in connection with an extension approved by our stockholders to extend the time by which we must complete the Business Combination to February 21, 2020. On February 20, 2020, 2,189,801 shares of Class A common stock were redeemed for $22,811,431 in connection with an extension approved by our stockholders to extend the time by which we must complete the Business Combination to May 21, 2020.

As of December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $418,727,517. For the year ended December 31, 2018, investments held in the Trust Account generated interest income of $5,777,767. During 2018, the Company paid $970,000 to the IRS for estimated federal income taxes and $80,000 to an affiliate of our Sponsor for administrative services, with funds received from the Trust Account.

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Development, all of the 37,806,000 Public Shares as of December 31, 2019 contain a redemption feature which allows for the redemption of each share of Class A common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, the Company’s Charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. On February 20, 2020, Pure’s stockholders approved an extension of the date by which Pure must consummate an initial Business Combination from February 21, 2020 to May 21, 2020,  In connection with this extension, 2,189,801 shares of Class A common stock were redeemed for a total value of $22,811,431 on February 21, 2020 from the Trust Account.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2019, 37,725,710 shares of the outstanding 37,806,000 shares of Class A common stock included in the Units were classified outside of permanent equity at $10.10 per share. The shares of Class A common stock outstanding at December 31, 2019 include the effect of the 3,594,000 shares of Class A common stock redeemed in October 2019. At December 31, 2018, all 41,400,000 shares outstanding of Class A common stock included in the Units were classified outside of permanent equity at $10.00 per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs of $9,506,582 consisting principally of underwriting discounts of $8,280,000 and $1,226,582 of professional, printing, filing, regulatory and other costs directly related to the preparation of our Public Offering were charged to stockholders’ equity upon completion of our Public Offering (See Note 3 – Public Offering and Private Placement).

Income Taxes

The Company follows the asset and liability method for accounting for income taxes under FASB ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, among other changes, the U.S. statutory corporate tax rate was lowered from 35% to 21% effective January 1, 2018. FASB ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new statutory rate. Management did not recognize any material change in the value of our deferred tax assets and liabilities as a result of Tax Reform.

State Franchise Taxes

The Company is incorporated in the state of Delaware and is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. The Company has liabilities on the accompanying balance sheets for accrued Delaware state franchise taxes of $84,214 and $144,845 as of December 31, 2019 and 2018, respectively. On the accompanying income statements, the Company incurred Delaware franchise tax expense of $200,100 and $144,845 for the years ended December 31, 2019 and 2018, respectively. The Company paid the State of Delaware $260,730 and zero dollars during 2019 and 2018, respectively, for Delaware franchise taxes.

Related Parties

The Company follows FASB subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing thrust that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Subsequent to December 31, 2019, the Company’s stockholders approved the May Extension, the Company was a party to and/or entered into the Business Combination Agreement Amendments and agreed to additional Sponsor Loans and the Second Extension Payment all of which have been discussed earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities, and activities relating to our Public Offering and the identification, evaluation and undertaking of a Business Combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2019, the amount held in the Trust Account represents net proceeds from our Public Offering and the private placement of Private Placement Warrants of $414,000,000, net of redemptions pursuant to the extension to February 21, 2020, which were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial Business Combination.

As of December 31, 2019, cash and Permitted Investments held in the Trust Account had a fair value of $391,997,362. For the twelve months ended December 31, 2019, investments held in the Trust Account generated interest income of 8,739,460. During 2019, the Company paid $2,041,000 to the IRS for estimated income taxes, $260,630 to the State of Delaware for franchise taxes and $120,000 to an affiliate of our Sponsor for administrative services with funds received from the Trust Account.

As of December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $418,727,517. For the twelve months ended December 31, 2018, investments held in the Trust Account generated interest income of $5,777,767. During 2018, the Company paid $970,000 to the IRS for estimated federal income taxes and $80,000 to an affiliate of our Sponsor for administrative services with funds received from the Trust Account.

Due to the short-term nature of the money market fund’s investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Pure Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by close of May 21, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

March 13, 2020

Pure Acquisition Corp.
Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$179,515	$734,894
Prepaid expenses	65,192	3,023
Total current assets	244,707	737,917
Other assets:
Deferred tax asset	32,822	—
Cash and marketable securities held in Trust Account	391,964,540	418,727,517
Total other assets	391,997,362	418,727,517
TOTAL ASSETS	$392,242,069	$419,465,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,935,380	$39,867
Notes payable-related party	4,192,794	—
Accrued taxes payable	84,214	357,759
Total current liabilities	6,212,388	397,626

Class A common stock subject to possible redemption; 37,725,710 and 41,400,000 at redemption value of $10.10 and $10 per share as of December 31, 2019 and 2018, respectively	381,029,671	414,000,000

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 80,290 and -0- issued and outstanding as of December 31, 2019 and 2018, respectively (excluding 37,725,710 and 41,400,000 shares subject to redemption at December 31, 2019 and 2018, respectively)	8	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of December 31, 2019 and 2018	1,035	1,035
Additional paid-in capital	-	797,383
Retained earnings	4,998,967	4,269,390
Total stockholders' equity	5,000,010	5,067,808
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,242,069	$419,465,434

The accompanying notes are an integral part of these consolidated financial statements.

Pure Acquisition Corp.
Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018

Revenues	$-	$-

Expenses:
Administrative expenses	120,000	86,000
General expenses	2,903,814	88,737
Franchise taxes	200,100	144,845
Total operating expense	3,223,914	319,582
Loss from operations	(3,223,914)	(319,582)
Other income - investment income on Trust Account	8,739,160	5,777,767
Net income (loss) before income tax provision	5,515,246	5,458,185
Income tax provision	1,730,072	1,182,914
Net income attributable to common shares	3,785,174	4,275,271
Weighted average shares outstanding:
Class A common stock	40,582,734	41,400,000
Class B common stock	10,350,000	10,350,000
Net income (loss) per share:
Basic and diluted income per common share, Class A	$0.16	$0.11
Basic and diluted loss per common share, Class B	$(0.28)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Pure Acquisition Corp.
Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2017	—	—	10,350,000	1,035	23,965	(5,881)	19,119
Sale of Class A common stock to public	41,400,000	4,140	—	—	413,995,860	—	414,000,000
Underwriting commissions and offering expenses	—	—	—	—	(9,506,582)	—	(9,506,582)
Sale of 10,280,000 Private Placement Warrants at $1 per warrant	—	—	—	—	10,280,000	—	10,280,000
Shares subject to possible redemption	(41,400,000)	(4,140)	—	—	(413,995,860)	—	(414,000,000)
Net income	—	—	—	—	—	4,275,271	4,275,271
Balance, December 31, 2018	—	—	10,350,000	1,035	797,383	4,269,390	5,067,808
Class A Stockholder redemption	(3,594,000)	(359)	—	—	(36,822,942)	—	(36,823,301)
Change in shares subject to possible redemption	3,674,290	367	—	—	36,025,559	(3,055,597)	32,970,329
Net income	—	—	—	—	—	3,785,174	3,785,174
Balance, December 31, 2019	80,290	$8	10,350,000	$1,035	$—	$4,998,967	$5,000,010

The accompanying notes are an integral part of these consolidated financial statements.

Pure Acquisition Corp.
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,785,174	$4,275,271
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(8,739,160)	(5,777,767)
Changes in operating assets and liabilities:
Prepaid expenses	(62,169)	(3,023)
Deferred Tax Asset	(32,822)	-
Accounts payable and accrued expenses	1,895,512	33,986
Accrued taxes payable	(273,544)	357,759
Net cash used in operating activities	(3,427,009)	(1,113,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(3,742,794)	(414,000,000)
Cash released from Trust Account	39,244,931	1,050,250
Net cash provided by (used in) investing activities	35,502,137	(412,949,750)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from public offering of Units		414,000,000
Proceeds from sale of Private Placement Warrants		10,280,000
Proceeds from promissory note from sponsor	4,192,794	200,000
Payment of promissory note from sponsor		(200,000)
Payment of underwriting commissions		(8,280,000)
Payment of offering costs (excluding related parties)		(1,192,542)
Payment to related party for offering costs paid on behalf of the Company	-	(34,040)
Cash used for Class A common stock redemptions	(36,823,301)	-
Net cash provided by (used in) financing activities	(32,630,507)	414,773,418

NET CHANGE IN CASH	(555,379)	709,894
Cash, beginning of year	734,894	25,000
Cash, end of year	179,515	734,894

Supplemental cash flow information:
Cash released for Class A common stock redemptions	$36,823,301
Cash paid for income taxes	$2,041,000
Cash paid for franchise taxes	$260,630
Cash paid for administrative services	$120,000
Supplemental disclosure of non-cash investment and financing and transactions:

Common stock subject to redemption	$381,029,671	$414,000,000

The accompanying notes are an integral part of these consolidated financial statements.

PURE ACQUISITION CORP.

Notes to Consolidated Financial Statements

December 31, 2019

Note 1 - Description of Organization and Business Operations

Pure Acquisition Corp. (the “Company,” “Pure,” “we,” “us” or “our”) was incorporated in Delaware on November 13, 2017 (“Inception”) as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company intends to focus the Company’s search for target businesses in the energy industry with an emphasis on opportunities in the upstream oil and gas industry in North America where the Company’s management team’s networks and experience are suited although the Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region. In 2019, the Company created two new wholly owned subsidiaries, HighPeak Energy, Inc. (“HighPeak Energy”) and Pure Acquisition Merger Sub, Inc. (“MergerSub”), both Delaware corporations for the sole purpose of completing the business combination discussed in more detail below.

At December 31, 2019, the Company had not yet commenced operations. All activity from Inception through December 31, 2019 relates to the Company’s formation, the public offering and subsequent redemptions described below and the identification and evaluation of prospective acquisition targets for a Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the public offering. The Company has selected December 31 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock were sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 (the “Founders’ Shares”). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which we cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, our Sponsor transferred 40,000 Founders’ Shares to each of our three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. At December 31, 2019, our Sponsor and our three independent directors (the “Initial Stockholders”) held, collectively, 10,350,000 Founders’ Shares.

On April 17, 2018 (the “IPO Closing Date”), the Company consummated its initial public offering (“Public Offering”) of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit generating gross proceeds of $414,000,000 before underwriting discounts and expenses. Each unit consists of one share of Class A common stock (“Public Share”) of the Company at $0.0001 par value and one half of one warrant (a “Unit”). Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 (a “Warrant”). Only whole Warrants may be exercised and no fractional Warrants will be issued upon separation of the Units and only whole Warrants may be traded. Each Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of our completion of an initial Business Combination, or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination by May 21, 2020 (the “Extended Date”), the Warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of Warrants issued in connection with the 41,400,000 Units during the exercise period, the Warrants will expire, except to the extent they may be exercised on a cashless basis in the circumstances described in the agreement governing the Warrants.

On the IPO Closing Date, our Sponsor purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant for a total purchase price of $10,280,000 in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50, and are not redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. We received gross proceeds from the Public Offering and the sale of the Private Placement Warrants of $414,000,000 and $10,280,000, respectively, for an aggregate of $424,280,000. We deposited $414,000,000 of the gross proceeds in a trust account with Continental Stock Transfer and Trust Company (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations. At the IPO Closing Date, the remaining $10,280,000 was held outside of the Trust Account, of which $8,280,000 was used to pay underwriting discounts and $200,000 was used to repay notes payable to our Sponsor with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. A portion of interest income on the funds held in the Trust Account has been and will continue to be released to us to pay our tax obligations and up to $10,000 per month for office space, utilities and secretarial and administrative support.

On April 12, 2018, HighPeak Energy Partners, LP (“HPEP I”), an affiliate of our Sponsor, entered into a forward purchase agreement (the “Forward Purchase Agreement”) with us that provides for the purchase by HPEP I of an aggregate of up to 15,000,000 shares of our Class A common stock (the “Forward Purchase Shares”) and up to 7,500,000 warrants for $10.00 per forward purchase unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination (the “Forward Purchase Securities”). At or prior to closing of the Business Combination, HPEP I will assign its rights and obligations under the Forward Purchase Agreement to one or more third parties, which may include HighPeak Energy Partners II, LP (“HPEP II”) and HighPeak Energy Partners III, LP (“HPEP III”), and we will assign our rights and obligations under the Forward Purchase Agreement to HighPeak Energy and the parties will amend the Forward Purchase Agreement to, among other things, provide for the sale and purchase of shares of common stock and warrants of HighPeak Energy instead of us and reduce the number of warrants received by the purchasers under the Forward Purchase Agreement from up to 7,500,000 warrants to up to 5,000,000 warrants, in each case, pursuant to an amendment to the Forward Purchase Agreement (the “Forward Purchase Agreement Amendment”) which the HPK Business Combination Agreement (as defined below) contemplates will be entered into at the closing. At the closing, the warrants, if sold pursuant to the Forward Purchase Agreement (the “Forward Purchase Warrants”), will have the same terms as the Private Placement Warrants so long as they are held by the purchasers under the Forward Purchase Agreement Amendment, their affiliates or their permitted transferees, and the Forward Purchase Shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the Forward Purchase Shares will, when issued, be subject to transfer restrictions and certain registration rights, as described in the Forward Purchase Agreement. The purchaser’s commitment under the Forward Purchase Agreement may be reduced under certain circumstances as described in the agreement.

On May 25, 2018, we announced the holders of our Units may elect to separately trade the Public Shares and Warrants included in the Units commencing on May 29, 2018 on The Nasdaq Capital Market (the “Nasdaq”) under the symbols “PACQ” and “PACQW,” respectively. Those Units not separated continue to trade on the Nasdaq under the symbol “PACQU.”

On October 10, 2019, Pure’s stockholders approved an extension of the date by which Pure must consummate an Initial Business Combination (the “February Extension”) from October 17, 2019, to February 21, 2020 (the “February Extended Date”). Pure requested the February Extension in order to complete an initial Business Combination. In connection with the February Extension, 3,594,000 shares of Class A common stock were redeemed, for a total value of $36,823,301 on October 11, 2019 from the Trust Account and 248,000 public warrants were tendered and accepted for payment on October 16, 2019 by the Sponsor. Pure agreed to deposit into the Trust Account an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the February Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from October 17, 2019 until the February Extended Date. Further, our Sponsor has agreed to loan, or cause an affiliate to loan, Pure or one of Pure’s subsidiaries an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the February Extension for each month (commencing on October 17, 2019 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from October 17, 2019 until the February Extended Date.

On November 27, 2019, Pure and HighPeak Energy entered into a business combination agreement (the “HPK Business Combination Agreement”), by and among Pure, HighPeak Energy, MergerSub, the HPK Contributors and, solely for the limited purposes specified therein, the HPK Representative, pursuant to which, among other things and subject to the terms and conditions contained therein, at the HPK Closing (a) MergerSub will merge with and into Pure, with Pure surviving as a wholly owned subsidiary of HighPeak Energy, (b) each outstanding share of Class A common stock and Class B common stock of Pure will be converted into the right to receive one share of HighPeak Energy common stock, other than certain shares held by Pure’s Sponsor that will be forfeited prior to the merger, (c) the HPK Contributors will (A) contribute their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock for total consideration of 71,150,000 shares of HighPeak Energy common stock, subject to adjustments as described in the HPK Business Combination Agreement, and the general partner interest in HPK LP to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (B) directly or indirectly contribute certain loans with respect to which Pure or HighPeak Energy is the obligor, in exchange for shares of HighPeak Energy common stock, (d) all Sponsor Loans, if any, will be cancelled in connection with closing of the HPK Business Combination Agreement, and (e) following the consummation of the transactions contemplated by the Grenadier Contribution Agreement (as defined below) for total consideration of approximately $465 million in cash, 15,760,000 shares of HighPeak Energy common stock and 2,500,000 warrants to purchase HighPeak Energy common stock at the Closing, subject to adjustments, HighPeak Energy will cause HPK LP to merge with and into Pure with all interests in HPK LP being cancelled for no consideration.

On November 27, 2019, HighPeak Assets II and Grenadier entered into a contribution agreement (the “Grenadier Contribution Agreement”), by and among Grenadier, HighPeak Assets II, Pure and HighPeak Energy, pursuant to which, among other things and subject to the terms and conditions contained therein, Grenadier agreed to extend the outside date under the Grenadier Contribution Agreement to February 24, 2020 and HighPeak Assets II has agreed to acquire the Grenadier Assets from Grenadier in exchange for cash, shares of HighPeak Energy common stock and warrants to purchase shares of HighPeak Energy common stock, which transactions are currently expected to occur following HighPeak Energy’s indirect acquisition of HighPeak Assets II pursuant to the HPK Business Combination Agreement.

On February 6, 2020, (a) the Company and the other parties to the HPK Business Combination Agreement entered into an amendment to the HPK Business Combination Agreement (the “HPK Amendment”) and the Company, the other parties to the Grenadier Contribution Agreement and, solely for the limited purposes specified therein, the HPK Contributors and HPK Representative entered into an amendment to the Grenadier Contribution Agreement (the “Grenadier Amendment” and together with the HPK Amendment, the “Business Combination Agreement Amendments”). The Business Combination Agreement Amendments, collectively, among other things, (i) extend the date by which the transactions contemplated thereby must be consummated to May 21, 2020, (ii) account for additional Sponsor Loans being made in connection with such extension, (iii) permit HPEP I to assign the Forward Purchase Agreement (as defined in the accompanying proxy statement) to third parties in addition to its affiliates, and for any affiliates of the Sponsor that become parties to the Forward Purchase Agreement Amendment (as defined in the accompanying proxy statement) to terminate the Forward Purchase Agreement Amendment upon written notice, (iv) remove certain restrictions on and obligations of Pure and HighPeak Energy with respect to the Forward Purchase Agreement and Forward Purchase Agreement Amendment that were otherwise imposed by the Grenadier Contribution Agreement, (v) conform the method by which Available Liquidity (as defined in the Grenadier Contribution Agreement) will be calculated to the corresponding calculation method to be employed under the HPK Business Combination Agreement, (vi) permit Grenadier to terminate the Grenadier Contribution Agreement in the event of a payment default with respect to a Second Extension Payment (as defined below), (vii) make certain other updates to representations, definitions, schedules and other matters as further described in the accompanying proxy statement and in the Business Combination Agreement Amendments and (viii) provide the required party consents under each Business Combination Agreement to the amendments contemplated by each of the Business Combination Agreement Amendments. In connection with the entrance into the Grenadier Amendment, the Company, HighPeak Energy, HighPeak Assets II and the HPK Contributors agreed to jointly and severally pay to Grenadier an aggregate amount equal to $15 million (the “Second Extension Payment”), which is to be paid in four installments of varying amounts due by each of the date of execution of the Grenadier Amendment, February 21, 2020, March 23, 2020 and April 21, 2020. The Second Extension Payment will not be credited against the cash price to be paid to Grenadier upon the closing of the transactions contemplated by the Grenadier Contribution Agreement and the obligation to pay the Second Extension Payment will survive any termination of the Grenadier Contribution Agreement in advance of any such closing. For more information regarding the HighPeak Business Combination and the Business Combination Agreement Amendments, please read the registration statement on Form S-4, including the related proxy statement/prospectus incorporated therein, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) by HighPeak Energy on December 2, 2019, and as amended on January 10, 2020 (the “Registration Statement”), and the accompanying proxy statement included herewith, including the complete text of the Business Combination Agreement and the Business Combination Agreement Amendments.

On February 20, 2020, Pure’s stockholders approved an extension of the date by which Pure must consummate an initial Business Combination (the “May Extension”) from February 21, 2020, to the Extended Date. Pure requested the May Extension in order to complete an initial Business Combination. In connection with the May Extension, 2,189,801 shares of Class A common stock were redeemed, for a total value of $22,811,431 on February 21, 2020 from the Trust Account. Pure agreed to deposit into the Trust Account an amount equal to $0.033 for each share of Class A common stock issued in the Public Offering that was not redeemed in connection with the stockholder vote to approve the May Extension for each month (commencing on March 17, 2020 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the initial Business Combination from February 21, 2020 until the Extended Date. Further, Pure’s Sponsor has agreed to loan, or cause an affiliate to loan, Pure or one of Pure’s subsidiaries an amount equal to $0.033 for each share of Class A common stock issued in the IPO that was not redeemed in connection with the stockholder vote to approve the Extension for each month (commencing on March 17, 2020 and on the 17th day of each subsequent calendar month) that is needed by Pure to complete the Initial Business Combination from February 21, 2020 until the Extended Date. For more information regarding the stockholders’ approval of the May Extension, see the Current Report on Form 8-K filed by the Company with the SEC on February 20, 2020.

The Proposed Business Combination

The following is a brief summary of the transactions contemplated in connection with the HighPeak Business Combination. Any description of the HighPeak Business Combination in this proxy statement is qualified in all respects by reference to the text of (i) the Business Combination Agreement, dated November 27, 2019, by and among the Company, HighPeak Energy, MergerSub, HighPeak I, HighPeak II, HighPeak III, HPK GP and, solely for the limited purposes specified therein, HPK Representative, as amended by the First Amendment to Business Combination Agreement dated February 6, 2020, each of which was filed with the SEC on November 27, 2019 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and on February 6, 2020 as Exhibit 2.3 to the Company’s Current Report on Form 8-K, respectively, and (ii) the Contribution Agreement, dated November 27, 2019, by and among HighPeak Assets II, Grenadier, the Company and HighPeak Energy, as amended by the First Amendment to Contribution Agreement dated February 6, 2020, to which the HPK Contributors and the HPK Representative also joined as parties for the limited purposes specified therein, each of which was filed with the SEC on November 27, 2019 as Exhibit 2.2 to the Company’s Current Report on Form 8-K and on February 7, 2020 as Exhibit 2.4 to the Company’s Current Report on Form 8-K, respectively. Following completion of the SEC’s review process of the Registration Statement, a definitive proxy statement, which we refer to as the “HighPeak Proxy Statement,” will be mailed to stockholders as of a record date to be established for voting on the HighPeak Business Combination. The HighPeak Proxy Statement will contain important information regarding the HighPeak Business Combination. The following description of the HighPeak Business Combination is qualified in all respects by reference to the more detailed description in the HighPeak Proxy Statement.

On November 27, 2019, the Company, HighPeak Energy, MergerSub, the HPK Contributors and solely for the limited purposes specified therein, HPK Representative, entered into the HPK Business Combination Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein, HighPeak Energy has agreed to acquire HPK LP, which, indirectly through its subsidiaries, holds certain rights, title and interests in oil and natural gas assets and cash. Under the terms of the HPK Business Combination Agreement, at the closing of the HighPeak Business Combination, (i) MergerSub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of HighPeak Energy, (ii) each outstanding share of Class A common stock and Class B common stock, of the Company will be converted into the right to receive one share of HighPeak Energy common stock, other than certain shares held by the Sponsor that will be forfeited prior to the merger, (iii) the HPK Contributors will (A) contribute their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock for total consideration of 71,150,000 shares of HighPeak Energy common stock, subject to certain adjustments as described in the HPK Business Combination Agreement, and the general partner interest in HPK LP to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration, and (B) directly or indirectly contribute certain loans with respect to which the Company or HighPeak Energy is the obligor, in exchange for shares of HighPeak Energy common stock, (iv) all Sponsor Loans (as defined in the HPK Business Combination Agreement), if any, will be cancelled in connection with the closing of the transactions contemplated by the HPK Business Combination Agreement, and (v) following the consummation of the transactions contemplated by the Grenadier Contribution Agreement, HighPeak Energy will cause HPK LP to merge with and into the Company with all interests in HPK LP being cancelled for no consideration. As a result of the HighPeak Business Combination and pursuant to the terms of the Warrant Agreement, dated April 12, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, the Company’s warrants will become warrants of HighPeak Energy exercisable for shares of HighPeak Energy common stock on the terms set forth therein.

On November 27, 2019, HighPeak Assets II, Grenadier, the Company and HighPeak Energy entered into the Grenadier Contribution Agreement, pursuant to which, among other things, and subject to the terms and conditions contained therein, HighPeak Assets II has agreed to acquire the Grenadier Assets from Grenadier in exchange for total consideration of $465 million in cash, 15,760,000 shares of HighPeak Energy common stock and 2,500,000 warrants to purchase HighPeak Energy common stock at the closing of the HighPeak Business Combination, subject to certain adjustments which transactions are currently expected to occur following HighPeak Energy’s indirect acquisition of HighPeak Assets II pursuant to the HPK Business Combination Agreement.

On February 6, 2020, the Company and the other parties to the HPK Business Combination Agreement entered into the HPK Amendment. Among other things, the HPK Amendment (i) extends the date by which the transactions contemplated thereby must be consummated from February 21, 2020 to May 21, 2020, (ii) expands the definition of Sponsor Loans contained therein to also include the loans that constitute the Contribution as described elsewhere in this proxy statement, (iii) broadens the scope of persons and entities to whom HPEP I may assign the Forward Purchase Agreement from just HPEP I’s affiliates to any third parties in addition to HPEP I’s affiliates, (iv) revises the form of Forward Purchase Agreement Amendment attached as an exhibit to the HPK Business Combination Agreement to, among other things, (A) extend the date by which the HighPeak Business Combination must be completed from February 21, 2020 to May 21, 2020, (B) contemplate HPEP I’s ability to assign the Forward Purchase Agreement to third parties to become purchasers thereunder, in addition to being able to assign it to its affiliates, (C) permit the Sponsor or any affiliate of the Sponsor to terminate the Forward Purchase Agreement Amendment upon written notice to HighPeak Energy, (D) provide for the purchasers thereunder to elect to purchase any number of Forward Purchase Units, provided that the number of Forward Purchase Units to be issued and sold thereunder does not exceed the maximum amounts specified therein, which such number of warrants to be issued and sold thereunder were reduced from up to 7,500,000 warrants to up to 5,000,000 warrants, (E) permit the purchasers thereunder that are affiliates of the Sponsor to take certain actions without the consent of any unrelated third party purchasers and (F) expressly state that the purchasers under the Forward Purchase Agreement Amendment will have several and not joint liability, (v) makes certain clarifying edits to the definition of Available Financing Proceeds contained therein and to the form of each of the Stockholders’ Agreement and the Long Term Incentive Plan, each of which are attached as exhibits to the HPK Business Combination Agreement, (vi) updates certain matters contained in a schedule of the disclosure letter originally delivered in connection with the execution of the HPK Business Combination Agreement, which schedule relates to certain actions that HPK LP and its subsidiaries are permitted to take prior to the closing of the transactions contemplated by the HPK Business Combination Agreement, which actions would otherwise have been restricted pursuant to the interim operating covenants contained in the HPK Business Combination Agreement (including a supplemental budget extending through May 2020) and (vii) provides the required party consents under the HPK Business Combination Agreement to the entry into of the Grenadier Amendment.

On February 6, 2020, the Company, the other parties to the Grenadier Contribution Agreement and, solely for the limited purposes specified therein, the HPK Contributors and HPK Representative entered into the Grenadier Amendment. Among other things, the Grenadier Amendment (i) extends the target date for the consummation of the transactions contemplated thereby from February 21, 2020 to May 21, 2020, (ii) extends the date by which the transactions contemplated thereby must be consummated from February 24, 2020 to May 24, 2020, (iii) removes certain restrictions on and obligations of the Company and HighPeak Energy with respect to the Forward Purchase Agreement and Forward Purchase Agreement Amendment that were otherwise imposed by the Grenadier Contribution Agreement, (iv) conforms the method by which Available Liquidity (as defined in the Grenadier Contribution Agreement) will be calculated to the corresponding calculation method to be employed under the HPK Business Combination Agreement, (v) places a $400 million cap on each of the amount of debt proceeds that may be used to fund each of (A) the cash price to be paid to Grenadier at or in connection with the closing of the transactions contemplated therein and certain transaction expenses and (B) the amount of aggregate indebtedness of the Acquiring Parties (as defined in the Grenadier Contribution Agreement) immediately after such closing, (vi) requires more than $150 million of available proceeds obtained from the issuance of common stock of the Company or HighPeak Energy to unaffiliated third parties, which proceeds may include, among other things, available funds in the Trust Account (not including interest accrued thereon), net of any redemptions, (vii) permits Grenadier to terminate the Grenadier Contribution Agreement in the event of a payment default with respect to a Second Extension Payment, (viii) makes certain clarifying or conforming edits to the definitions of Sponsor, Available Financing Proceeds, Excluded Debt, Indebtedness and Forward Purchase Agreement Amendment contained therein and to a representation contained therein related to warrants that will be outstanding and shares of common stock that will be reserved for issuance in connection therewith, in each case as of the consummation of the transactions contemplated thereby and (ix) provides the required party consents under the Grenadier Contribution Agreement to the HPK Amendment. In connection with the entrance into the Grenadier Amendment, HighPeak Assets II and each of the HPK Contributors agreed to jointly and severally pay to Grenadier the Second Extension Payment, which is to be paid in four installments as follows; (a) $1 million no later than the date of execution of the Grenadier Amendment, (b) $5 million no later than February 21, 2020, (c) $5 million no later than March 20, 2020 and (d) $4 million no later than April 21, 2020. The Second Extension Payment will not be credited against the cash price to be paid to Grenadier upon the closing of the transactions contemplated by the Grenadier Contribution Agreement and the obligation to pay the Second Extension Payment will survive any termination of the Grenadier Contribution Agreement in advance of any such closing.

Unless waived by the applicable parties to the Business Combination Agreement, closing of the HighPeak Business Combination is subject to a number of conditions, including, among others, (i) with respect to the HPK Business Combination Agreement, requisite approval of the Company’s stockholders, the same-day consummation of the transactions contemplated by the Grenadier Contribution Agreement, there being at least $275 million of Available Liquidity (as defined in the HPK Business Combination Agreement), the closing of the Company’s offer, pursuant to the Registration Statement, to redeem shares of Class A common stock, material compliance of the parties with their covenants, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the HPK Business Combination Agreement, and the listing of certain shares of HighPeak Energy common stock on The Nasdaq Capital Market (“Nasdaq”) or the New York Stock Exchange (“NYSE”) and (ii) with respect to the Grenadier Contribution Agreement, receipt of the requisite approval of the stockholders of the Company, there being at least $275 million of Available Liquidity (as defined in the Grenadier Contribution Agreement), the Company having at least $5,000,001 of net tangible assets remaining after the closing of the Company’s offer, pursuant to the Registration Statement, to redeem shares of Class A common stock, material compliance, or deemed material compliance, of the parties with their covenants, the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Grenadier Contribution Agreement, the absence of certain amendments having been made to the HPK Business Combination Agreement or the Forward Purchase Agreement, the occurrence of the closing of the transactions contemplated by the HPK Business Combination Agreement and the approved listing of certain shares of HighPeak Energy common stock on the NYSE or the Nasdaq, upon official notice of issuance.

The foregoing summary of the HighPeak Business Combination is qualified in all respects by reference to the complete text of the Business Combination Agreement, which are attached as Exhibit 2.1 and Exhibit 2.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2019, and the Business Combination Agreement Amendments, which are attached as Exhibit 2.3 and Exhibit 2.4, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2020. For more information about the HighPeak Business Combination, see the section entitled “Proposal No. 1—The Business Combination Proposal” located in the Registration Statement.

Failure to Consummate a Business Combination

If the Company is unable to complete the initial Business Combination by the Extended Date, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Going Concern

At December 31, 2019, the Company had a cash balance of $179,515, which excludes interest income of $8,739,160 earned during the year from the Company’s investments in the Trust Account which is available to the Company for its tax obligations.  During 2019, the Company withdrew $2,301,630 of interest income from the Trust Account to pay its income and franchise taxes and $120,000 to pay administrative fees. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating its initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial Business Combination.  Moreover, the Company may need to obtain additional financing either to complete its initial Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

The Company has until the close of business on May 21, 2020 to complete its initial Business Combination. This mandatory liquidation and subsequent dissolution of the Company if an initial Business Combination is not completed in the required time as well as the uncertainty concerning the Company’s ability to borrow sufficient funds to fund its operations raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date.

In the event of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per Unit in the Public Offering.

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries since their formation. All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position as of December 31, 2019 and 2018 and the consolidated results of operations and cash flows for the years ended December 31, 2019 and 2018.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement Warrants to purchase 20,700,000 and 10,280,000 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

The Company’s consolidated statements of operations include a presentation of income per share for common shares subject to redemption similar to the two-class method of income per share. Net income per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account for 2019 and 2018 of $8,739,160 and $5,777,767, respectively, net of applicable administrative fees, franchise taxes and income taxes, by the weighted average number of Class A common stock of 40,582,734 and 41,400,000, respectively. Administrative fees were $120,000 and $86,000, franchise taxes were $200,100 and $144,845 and income taxes were $1,730,072 and $1,182,914 for 2019 and 2018, respectively. The 2019 weighted average shares outstanding calculation includes the effect of the 3,594,000 shares of Class A common stock which were redeemed in October 2019. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Cash and Marketable Securities Held in the Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placement of Private Placement Warrants of $378,060,000 and $414,000,000 as of December 31, 2019 and 2018, respectively after considering $35,940,000 in redemptions during 2019, which were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”) and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial Business Combination. In addition, $3,742,794 was deposited into the Trust Account during 2019 for the benefit of the Class A common stockholders as a result of loans from the Sponsor pursuant to the extension that was agreed to in October 2019. Pursuant to said extension and the subsequent extension in February 2020, these loans will continue monthly in 2020 through May 21, 2020 at the rate of $0.033 per Class A common share issued in the IPO that was not redeemed in connection with the stockholder vote to approve the Extension.

As of December 31, 2019, cash and Permitted Investments held in the Trust Account had a fair value of $391,964,540. For the year ended December 31, 2019, investments held in the Trust Account generated interest income of $8,739,160. During 2019, the Company paid $2,041,000 to the IRS for estimated and actual 2018 federal income taxes, $260,630 to the State of Delaware for franchise taxes and $120,000 to an affiliate of our Sponsor for administrative services with funds received from the Trust Account. On October 11, 2019, 3,594,000 shares of Class A common stock were redeemed for $36,823,301 in connection with an extension approved by our stockholders to extend the time by which we must complete the Business Combination to February 21, 2020. On February 20, 2020, 2,189,801 shares of Class A common stock were redeemed for $22,811,431 in connection with an extension approved by our stockholders to extend the time by which we must complete the Business Combination to May 21, 2020.

As of December 31, 2018, cash and Permitted Investments held in the Trust Account had a fair value of $418,727,517. For the year ended December 31, 2018, investments held in the Trust Account generated interest income of $5,777,767. During 2018, the Company paid $970,000 to the IRS for estimated federal income taxes and $80,000 to an affiliate of our Sponsor for administrative services, with funds received from the Trust Account.

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all the 37,806,000 Public Shares as of December 31, 2019 contain a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, the Company’s Charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. On February 20, 2020, Pure’s stockholders approved an extension of the date by which Pure must consummate an initial Business Combination from February 21, 2020 to May 21, 2020,  In connection with this extension, 2,189,801 shares of Class A common stock were redeemed for a total value of $22,811,431 on February 21, 2020 from the Trust Account.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2019, 37,725,710 shares of the outstanding 37,806,000 shares of Class A common stock included in the Units were classified outside of permanent equity at $10.10 per share.  The shares of Class A common stock outstanding at December 31, 2019 include the effect of the 3,594,000 shares of Class A common stock redeemed in October 2019. At December 31, 2018, all 41,400,000 shares of Class A common stock included in the Units were classified outside of permanent equity at $10.00 per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs of $9,506,582 consisting principally of underwriting discounts of $8,280,000 and $1,226,582 of professional, printing, filing, regulatory and other costs directly related to the preparation of the Public Offering were charged to stockholders’ equity upon completion of the Public Offering (See Note 3).

Income Taxes

The Company follows the asset and liability method for accounting for income taxes under FASB ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

State Franchise Taxes

The Company is incorporated in the state of Delaware and is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. The Company has liabilities on the accompanying consolidated balance sheets for accrued Delaware state franchise taxes of $84,214 and $144,845 as of December 31, 2019 and 2018, respectively. On the accompanying consolidated statement of operations, the Company incurred Delaware franchise tax expense of $200,100 and $144,845 for the years ended December 31, 2019 and 2018, respectively. The Company paid the State of Delaware $260,730 and zero during 2019 and 2018, respectively, for Delaware franchise taxes.

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

Recent Accounting Pronouncements

The Company has evaluated recently issued, but not yet effective, accounting pronouncements and does not believe they would have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Note 3 - Public Offering and Private Placement

Public Offering

On the IPO Closing Date, the Company sold 41,400,000 Units in its initial Public Offering, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000. Each Unit consists of one share of the Company’s Class A common stock and one-half of one Warrant, each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the IPO Closing Date and will expire five (5) years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Warrants, in whole and not in part, at a price of $0.0l per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event the last sales price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of Class A common stock underlying such Warrants and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Warrants to do so on a cashless basis. In determining whether to require all holders to exercise their Warrants on a cashless basis, the management will consider, among other factors, the Company’s cash position, the number of Warrants outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Warrants.

The Sponsor has committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after the Company’s announcement of an initial Business Combination and occur in connection with such Business Combination. The warrant tender offer would not be conditioned upon any minimum number of Warrants being tendered. The Sponsor also committed to offer or cause an affiliate to offer to purchase, at $1.00 per Warrant (exclusive of commissions), the outstanding Warrants in a tender offer that would commence after the Company’s filing of a proxy statement or information statement with respect to the Company’s Charter that would affect the substance of timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination within 18 months from the IPO Closing Date. Any such purchases would occur in connection with the effectiveness of such amendment. In November 2019, the Sponsor made said tender offer and acquired 248,000 warrants and subsequent to December 31, 2019 pursuant to a second tender offer related to an extension acquired an additional 17,293,805 warrants bringing the total public warrants owned by the sponsor to 17,541,805 as of the date these consolidated financial statements are issued.

There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company’s fails to complete the Company’s Business Combination within the required time period.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering.

Private Placement

The Sponsor purchased from the Company an aggregate of 10,280,000 Private Placement Warrants at $1.00 per Private Placement Warrant for a total purchase price of $10,280,000 in a private placement that occurred simultaneously with the consummation of the Public Offering.

Note 4 - Related Party Transactions

Founders’ Shares

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock, which are convertible to shares of our Class A common stock upon completion of an initial Business Combination, were sold to the Sponsor at a price of approximately $0.002 per share for an aggregate of $25,000 (“Founders’ Shares”). In March 2018, the Company’s Sponsor returned to us, at no cost, an aggregate of 1,437,500 Founders’ Shares, which the Company cancelled, leaving an aggregate of 8,625,000 Founders’ Shares outstanding. In March 2018, the Sponsor transferred 40,000 Founders’ Shares to each of the Company’s three independent director nominees resulting in a total of 120,000 Founders’ Shares transferred to the Company’s independent director nominees. In April 2018, the Company effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in the Company’s Sponsor and independent director nominees holding an aggregate of 10,350,000 Founders’ Shares. The Sponsor would have been required to forfeit only a number of shares of Class B common stock necessary to continue to maintain the 20.0% ownership interest in the Company’s shares of common stock after giving effect to the offering and exercise, if any, of the underwriters’ over-allotment option. As a result of the full exercise of the underwriters’ over-allotment option, no shares were forfeited. The outstanding shares shown in the accompanying consolidated financial statements reflects the 10,350,000 Founders’ Shares as outstanding from inception as the intent from the outset was for the Founders’ Shares to equal 20% of the total outstanding Class A and Class B common stock collectively.

Subject to certain limited exceptions, 50% of the Founders’ Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and the remaining 50% of the Founders’ Shares will not be transferred, assigned, sold until one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all stockholders having the right to exchange their common stock for cash, securities or other property.

Related Party Loans

As of December 31, 2019, the Company has $4,192,794 in notes payable-related party for amounts received from the Sponsor, or its affiliate, pursuant to the February Extension previously discussed in Note 1 – Description of Organization and Business Operations.

In addition, subsequent to December 31, 2019, the Company received, from the Sponsor, or its affiliate, $1,247,598, on January 17, 2020 and $1,247,598, on February 5, 2020 to fund its obligation to public shareholders related to the February Extension plus an additional $312,010 on February 5, 2020 to meet certain capital requirements of the Company. Based on the recently signed additional extension, the Company will receive an additional $1,247,598 from the Sponsor, or an affiliate, on March 21, 2020, April 21, 2020 and May 21, 2020. Additionally, the Company may need to raise additional funds to meet the expenditures required for operating the Company’s business and finance transaction costs in connection with the intended initial Business Combination. The Company’s Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company consummates an initial Business Combination, the Company would repay such loans or convert them to common stock. In the event the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per Private Placement Warrant at the option of the lender.

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq, through the consummation of the Company’s initial Business Combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month until the earlier of (i) Pure consummates its initial Business Combination or (ii) liquidation to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. During the year ended December 31, 2019, the Company paid $120,000 to an affiliate of the Company’s Sponsor, with funds received from the Trust Account, for administrative services. As of December 31, 2019, $36,000 was payable from the Trust Account for such services.

Private Placement

As discussed in Note 1 – Description of Organization and Business Operations, the Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants at $1.00 per Private Placement Warrant (for a total purchase price of $10,280,000) from the Company simultaneous with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the initial Business Combination is not completed now by May 21, 2020, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Forward Purchase Agreement

In April 2018, HighPeak Energy Partners, LP (“HighPeak LP”) entered into a forward purchase agreement with the Company that provides for the purchase by HighPeak LP of an aggregate of up to 15,000,000 shares of the Company’s Class A common stock and 7,500,000 warrants for $10.00 per forward unit, for an aggregate purchase price of up to $150,000,000 in a private placement that will close simultaneously with the closing of the Company’s initial Business Combination. HighPeak LP is a limited partnership affiliated with the Company’s Sponsor. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by HighPeak LP, its affiliates or its permitted transferees, and the forward purchase shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering, except the forward purchase shares are subject to transfer restrictions and certain registration rights, as described in the forward purchase agreement. HighPeak LP’s commitment under the forward purchase agreement may be reduced under certain circumstances as described in the agreement.

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

The Company’s Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after the Company’s filing of a proxy statement or information statement with respect to a proposed amendment to the Company’s Charter that would affect the substance of timing of the Company’s obligation to redeem 100% of the Company’s Public Shares if we do not complete a Business Combination now by May 21, 2020. Any such purchases would occur in connection with the effectiveness of such amendment.

In April 2018, an affiliate of the Company’s Sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole Warrant to holders of public Warrants (excluding Private Placement Warrants or forward purchase warrants) that tender in the tender offer for the public Warrants. In November 2019, an affiliate of the Sponsor made a tender offer for the warrants in conjunction with the Extension and acquired 248,000 warrants for $248,000 and in January 2020, acquired an additional 17,293,805 warrants in conjunction with a second tender offer for $17,293,805. The affiliate has made another tender offer that is outstanding currently to purchase the remaining 3,158,195 warrants for $3,158,195 that will expire in March 2020. At any time, the Company’s Sponsor or its affiliate may substitute a letter of credit from a financially capable bank in good standing in lieu of cash or cash in lieu of a letter of credit. Neither funds in the escrow account nor the letter of credit shall be held in trust nor comprise any portion of any pro-rata distribution of the Company’s Trust Account. In the event a Business Combination is announced and a tender offer for the Warrants is made, but the Business Combination is later abandoned, the tender offer will not be closed, and the Warrants will be returned to the holders.

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

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from the Company’s Public Offering as advisors in connection with any potential Business Combination to assist the Company in holding meetings with the Company’s stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Oppenheimer & Co. Inc. and EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) for such services upon the consummation of the Company’s initial Business Combination. As of December 31, 2019, the above services had been completed and accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

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

Administrative Services Agreement

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq, through the consummation of the Company’s initial Business Combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month until the earlier of (i) Pure consummates its initial Business Combination or (ii) liquidation to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. During the year ended December 31, 2019, the Company paid $120,000 to an affiliate of the Company’s Sponsor, with funds received from the Trust Account, for administrative services. As of December 31, 2019, $36,000 was payable from the Trust Account for such services. Pursuant to the February Extension and the May Extension, the Company agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month until the Extended Date.

Note 6 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, no preferred stock is issued or outstanding.

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

On October 10, 2019, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial Business Combination. The Company requested the Extension in order to complete an initial Business Combination. In connection with the extension, 3,594,000 shares of Class A common stock were redeemed, for a total value of $36,823,301 on October 11, 2019 and 248,000 public warrants were tendered and accepted for payment on October 16, 2019. As of December 31, 2019, and 2018, there were 37,806,000 shares and 41,400,000 shares, respectively, of Class A common stock issued and outstanding, which were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B common stock. At December 31, 2019 and 2018, there were 10,350,000 shares of Class B common stock issued and outstanding.

Note 7 - Income Tax

The Company incurred United States federal income tax expense of approximately $1,730,072 and $1,182,914 for the years ending December 31, 2019 and 2018, respectively.

The Company made estimated quarterly tax payments totaling $1,826,000, to the Internal Revenue Service for 2019 estimated federal income taxes from interest earned in the Trust Account. The funds were paid from the Trust Account. In the accompanying consolidated balance sheets, the Company had prepaid income taxes of $65,192 as of December 31, 2019 and accrued federal income taxes payable of $212,914 as of December 31, 2018.

The Company’s provision for income tax consists of the following:

	For the Years Ended December 31,
	2019	2018
Federal
Current	$1,765,556	$1,182,914
Deferred	(605,928)	(36,695)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	570,444	36,695
Income tax provision	$1,730,072	$1,182,914

The Company incurred costs of $2,903,814 to complete a business combination which are not deductible for federal income tax purposes and resulted in the generation of a deferred tax asset of $32,822 which is available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	For the Years Ended December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax rate change	0.0%	0.0%
Change in valuation allowance	10.4%	0.7%
Income tax provision	31.4%	21.7%

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2019			December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and marketable securities held in Trust Account	$391,964,540	$-	$-	$418,727,517	$-	$-

Note 9 - Subsequent Events

Any material events that occur between the balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet dates. The Company has evaluated all subsequent events and transactions for possible recognition or disclosure through March 13, 2020, the date the consolidated financial statements were available for issuance.

Subsequent to December 31, 2019, the Company’s stockholders approved the May Extension, the Company was a party to and/or entered into the Business Combination Agreement Amendments and agreed to additional Sponsor Loans and the Second Extension Payment all of which have been discussed in the preceding notes.

Pure Acquisition Corp.

Quarterly Financial Information (Unaudited)

	2019 by Quarter
	First	Second	Third	Fourth
Net revenues	$-	$-	$-	$-
Operating expenses	189,131	101,885	221,658	2,711,240
Loss from operations	(189,131)	(101,885)	(221,658)	(2,711,240)
Other income - investment income on Trust Account	2,434,969	2,592,502	2,178,777	1,532,912
Income tax provision	500,833	536,681	370,572	321,986
Net income (loss) attributable to common shares	1,745,005	1,953,936	1,586,547	(1,500,314)
Net income (loss) per share:
Basic and diluted income (loss) per common share, Class A	$0.04	$0.05	$0.04	$0.03
Basic and diluted income (loss) per common share, Class B	$(0.01)	$(0.01)	$(0.01)	$(0.25)

	2018 by Quarter
	First	Second	Third	Fourth
Net revenues	$-	$-	$-	$-
Operating expenses	450	133,311	81,332	104,489
Loss from operations	(450)	(133,311)	(81,332)	(104,489)
Other income - investment income on Trust Account	-	1,484,040	1,961,856	2,331,871
Income tax provision	-	284,000	394,468	504,446
Net income (loss) attributable to common shares	(450)	1,066,729	1,486,056	1,722,936
Net income (loss) per share:
Basic and diluted income (loss) per common share, Class A	$-	$0.03	$0.04	$0.04
Basic and diluted income (loss) per common share, Class B	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	2017 by Quarter
	First	Second	Third	Fourth
Net revenues	$-	$-	$-	$-
Operating expenses	-	-	-	5,881
Loss from operations	-	-	-	(5,881)
Other income - investment income on Trust Account	-	-	-	-
Income tax provision	-	-	-	-
Net income (loss) attributable to common shares	-	-	-	(5,881)
Net income (loss) per share:
Basic and diluted income (loss) per common share, Class A	$-	$-	$-	$-
Basic and diluted income (loss) per common share, Class B	$-	$-	$-	$(0.00)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

Management’s Report on Internal Controls over Financial Reporting

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As noted in the COSO framework, an internal control system, no matter how well conceived and operated, can provide only reasonable-not absolute-assurance to management and the board of directors regarding achievement of an entity’s financial reporting objectives. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Jack D. Hightower	71	Chairman of the Board, Chief Executive Officer and President
Michael L. Hollis	44	President
Rodney L. Woodard	64	Chief Operating Officer and Director
Steven W. Tholen	69	Chief Financial Officer
Sylvia K. Barnes	63	Director
M. Gregory Colvin	60	Director
Jared S. Sturdivant	41	Director

Jack D. Hightower has served as Chairman of our board of directors, our Chief Executive Officer and President since our Inception. Mr. Hightower has over 48 years of experience in the oil and gas industry managing multiple exploration & production (“E&P”) platforms. Mr. Hightower currently serves as the Chairman of the Board and Chief Executive Officer of the general partner of HighPeak LP, a position held since October 2017. Mr. Hightower served as Chairman, President and CEO of Bluestem Energy Partners, LP (“Bluestem”) from 2011 to 2013. Prior to forming Bluestem, Mr. Hightower served as Chairman, President, and CEO of Celero II from 2006 to 2009 and as Chairman, President and CEO of Celero from 2004 to 2005. Prior to forming Celero, Mr. Hightower served as Chairman, President and CEO of Pure (NYSE: PRS), which became the 11th largest publicly traded independent E&P company in North America. In October 2002, Unocal tendered for the Pure shares it did not already own. In March 1995, Mr. Hightower founded Titan (Nasdaq: TEXP), the predecessor to Pure, and served as Chairman, President and CEO. Prior to founding Titan, Mr. Hightower served as Chairman, President and CEO of Enertex Inc. (“Enertex”), the general partner and operator of record for several oil and gas partnerships from 1991 to 1994. Mr. Hightower graduated from Texas Tech University in 1970 with Bachelor of Business Administration degrees in Administrative Finance and Money, Banking & Investments.

We believe Jack D. Hightower is well-qualified to serve as a member of our board of directors due to his executive leadership and industry experience.

Michael L. Hollis has served as our President since joining the Company on December 9, 2019. Prior to joining the Company, Mr. Hollis served as President and Chief Operating Officer (“COO”) of Diamondback Energy, Inc. (“Diamondback”) (Nasdaq: FANG), a Permian focused oil and gas producer, from January 2017 through September 2019, prior to which he served as COO since 2015 and Vice President of Drilling. Since 2011, Mr. Hollis also served on the Board of Directors for Diamondback as well as on the Board of Directors of Viper Energy Partners LP (Nasdaq: VNOM). Prior to his positions at Diamondback, Mr. Hollis was a Drilling Manager at Chesapeake Energy Corporation and also held roles of increasing responsibility in production, completions and drilling engineering at ConocoPhillips and Burlington Resources Inc. Mr. Hollis has over 20 years of oil and gas experience and graduated from Louisiana State University in 1998 with a Bachelor of Science in Chemical Engineering.

Rodney L. Woodard has served as our Chief Operating Officer and a director since our Inception. Mr. Woodard has over 40 years of experience in the oil and gas industry as a CEO, COO, and leader of Engineering and Operations of numerous E&P companies. Most recently Mr. Woodard served as the President and COO of Atlantic Resources from 2015 to 2016. Prior to Atlantic, Mr. Woodard served as CEO and COO of Celero II, a Natural Gas Partners portfolio company, with operations principally in the Permian Basin from 2006 to 2015. Prior to Celero II, Mr. Woodard served as Executive Vice President and COO of Celero, a Quantum Energy Partners portfolio company from 2004 to 2006. From 2002 to 2004, Mr. Woodard was Vice President of Reserves and Evaluations with Pure Resources (NYSE: PRS) and was a co-founder of its predecessor, Titan Exploration (Nasdaq: TEXP). From 1986 to 1995, Mr. Woodard held various positions of increasing responsibility at Selma International Investments Ltd. (“Selma”). From 1979 to 1986, Mr. Woodard held various positions at Delta Drilling Company, obtaining the position of Division Manager for West Texas. Mr. Woodard held various positions at Amoco Production Company from 1977 to 1979. Mr. Woodard graduated from The Pennsylvania State University in 1977 with a Bachelor of Science degree in Mechanical Engineering.

We believe Rodney L. Woodard is well-qualified to serve as a member of our board of directors due to his executive leadership and industry and financing experience.

Steven W. Tholen has served as our Chief Financial Officer since our Inception. Mr. Tholen is a Corporate Finance Executive with over 30 years of experience in building, leading and advising corporations through complex restructurings, Finance of Fieldco Construction Services, Inc., a startup company which provides oilfield construction services to clients throughout East Texas & Western Louisiana, from 2011 to 2013. From 2009 to 2013, Mr. Tholen served as President of SDL&T Energy Partners, a source of equity & debt financing to fund energy companies and energy projects worldwide. From 2001 to 2008, Mr. Tholen was Senior Vice President & CFO of Harvest Natural Resources, Inc., an exploration and production company with properties in the United States, Venezuela, Indonesia, Gabon, and Russia. From 1995 to 2000, Mr. Tholen served as Vice President and CFO of Penn Virginia Corporation, an independent natural gas and oil company. From 1990 to 1995, Mr. Tholen was Treasurer/Manager of Business Administration of Cabot Oil & Gas Corporation, a North American independent natural gas producer. Mr. Tholen graduated from St. John’s University with a Bachelor of Science degree in Physics and earned his MBA-Finance from The University of Denver, Daniels School of Business.

Sylvia K. Barnes has served as a director since April 17, 2018. Ms. Barnes has been a Principal and owner of Tanda Resources LLC, a privately-held oil & gas investment and consulting company, since April 2015. In addition, Ms. Barnes is a member of the Board of Directors of Teekay GP LLC, the general partner of Teekay LNG Partners L.P. (NYSE: TGP) and serves as Chairperson of its Governance Committee and as a member of its Audit Committee. Ms. Barnes also is a member of the Board of Directors of Ultra Petroleum Corp. (Nasdaq: UPL) and serves as a member of the Compensation Committee. Previously, Ms. Barnes served on the Board of Directors of SandRidge Energy Inc. (NYSE: SD) and served on its Compensation Committee and as a member of its Audit Committee. Ms. Barnes also previously served on the Board of Directors of Halcón Resources Corporation (NYSE: HK) as a member of its Audit and Reserves Committees and on the Board of Directors of the Harris County Houston Sports Authority and was a member of the Finance Committee.

From 2011 to March 2015, Ms. Barnes served as Managing Director and Group Head for KeyBanc Capital Markets Oil & Gas Investment and Corporate Banking Group (“KeyBanc”) and was a member of the firm’s Executive Committee. Prior to joining KeyBanc, Ms. Barnes was Head of Energy Investment Banking at Madison Williams, and Managing Director at Merrill Lynch’s energy investment banking practice. She joined Merrill Lynch as part of the firm’s acquisition of Petrie Parkman & Co. From 1994 to 2000, Ms. Barnes worked as Managing Director and SVP for Nesbitt Burns, including serving as head of the firm’s U.S. energy investment banking group. Prior to that she worked in various capacities at Nesbitt Burns and its parent company, Bank of Montreal. As a banker Ms. Barnes devoted her career to serving companies in the upstream oil and gas sector and she successfully executed a variety of mergers, acquisitions and divestiture transactions, and advised on public and private equity offerings and private debt and equity placements. Ms. Barnes began her career as a reservoir engineer for Esso Resources. Ms. Barnes graduated from the University of Manitoba with a Bachelor of Science in Engineering (Dean’s List), was a licensed professional engineer in Alberta and earned a Masters of Business Administration in Finance from York University.

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

M. Gregory Colvin has served as a director since April 17, 2018. Mr. Colvin currently serves on the Board of Directors of Sanchez Energy Corporation, a position he has held since 2012. While at Sanchez, Mr. Colvin chaired the compensation committee, served on the pricing committee for all securities offerings, and was a member of the audit, nominating, and governance committees. Mr. Colvin also serves on the Board of Directors of Vetsource, a position he has held since 2007 and serves as a member of its Compensation Committee. From December 2011 to 2014, Mr. Colvin was the Managing Partner and Chief Operating Officer of Sankofa Capital, an investment management firm which he co-founded. Mr. Colvin currently holds a series 24, 7, and 63 securities license. From 2007 to 2012, Mr. Colvin was a licensed broker affiliated with Bluffview Capital, LP, where his focus was on private equity and hedge fund clients. From 1997 to 2006, Mr. Colvin was a Managing Director of the Private Funds Group at Donaldson, Lufkin & Jenrette Securities Corp and Credit Suisse LLC. In 1986 Mr. Colvin started his professional career with Stephens Inc. specializing in placing primary and secondary fixed income products to institutional investors. Mr. Colvin received his Bachelor of Science degree in Business Administration from the University of Arkansas. Mr. Colvin currently serves on the advisory board of the Sam M. Walton College of Business at the University of Arkansas.

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

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Sturdivant, expired at our special meeting in lieu of an annual meeting of stockholders where Mr. Sturdivant was elected for a new three-year term. The term of office of the second class of directors, consisting of Mr. Woodward and Mr. Colvin, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Hightower and Ms. Barnes, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee. Audit committee members include Ms. Barnes, Mr. Colvin and Mr. Sturdivant, each of whom is an independent director under the Nasdaq’s listing standards. Ms. Barnes serves as chair of the audit committee. The audit committee’s duties, which are specified in the Audit Committee Charter, include, but are not limited to:

●

reviewing and discussing with management and the independent auditor the annual audited consolidated financial statements, and recommending to the board whether the audited consolidated financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our consolidated financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under the Nasdaq’s listing standards. The Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

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

Nominating Committee

Our board of directors has established a nominating committee. Nominating committee members include Mr. Colvin, Ms. Barnes and Mr. Sturdivant, each of whom is an independent director under the Nasdaq’s listing standards. Mr. Colvin serves as chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2019, there were no delinquent filers.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit, nominating and compensation committee charters as exhibits to the registration statement related to our Public Offering. The Company does not maintain an Internet site in its name; however, you may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102 or by telephone at (817) 850-9200. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

In relation to the foregoing, our Charter provides that:

●

we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities presented to our Sponsor and its affiliates or our non-employee directors and their affiliates (except in the case of a non-employee director, such opportunity is presented solely in his capacity as an officer or director of our Company); and

●

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

Individual	Entity	Entity’s Business	Affiliation
Sylvia K. Barnes	Tanda Resources LLC	Oil and gas investment and consulting	Principal and owner

	Teekay GP, LLC	LNG and LPG marine transportation services	Director

	Ultra Petroleum Corp.	Oil and gas exploration and production	Director

M. Gregory Colvin	Sanchez Energy Corporation	Oil and gas exploration and production	Director

	Vetsource	Pet pharmaceuticals	Director

Jared S. Sturdivant	Source Energy Partners, LLC	Acquisition of oil and gas mineral interests	Managing Partner

	Platform Group, LP	Private equity investments	Managing Partner

	Source Energy Operating, LP	Acquisition of oil and gas mineral interests	Director

	Mikada Holdings LLC	Manufacturing	Managing Partner

	Alta Mesa Mineral Acquisitions, LLC	Oil and gas minerals	Managing Partner

	ZTX Drilling, LLC	Oil and gas working interests	Managing Partner

	Cascata Platform Holdings, LP	Private equity investments	Managing Partner

Investors should also be aware of the following potential conflicts of interest:

●

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●

Unless we consummate our initial Business Combination, our officers, directors and Sponsor will not receive reimbursement or repayment for any out-of-pocket expenses incurred by them, or loans made to us, to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account.

●

The Founders’ Shares beneficially owned by our Sponsor and independent directors will be released from escrow only if a Business Combination is successfully completed, and the Private Placement Warrants purchased by our Sponsor, and any warrants which our officer or directors may purchase in the aftermarket will expire worthless if a Business Combination is not consummated.

●	Additionally, our officers and directors will not receive liquidation distributions with respect to any of their Founders’ Shares.

For the foregoing reasons, our board of directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a Business Combination with.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date of listing of our securities on the Nasdaq through the acquisition of a target business, we will pay $10,000 per month to our Sponsor or one of its affiliates, until the Extended Date, for office space, utilities and secretarial and administrative support. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

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

We do not intend to take any action to ensure members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selective a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

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

Compensation Committee

Our board of directors has established a compensation committee. Compensation committee members include Mr. Sturdivant, Ms. Barnes and Mr. Colvin, each of whom is an independent director under the Nasdaq’s listing standards. Mr. Sturdivant serves as chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information available to us as of March 13, 2019 with respect to our outstanding common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class B common stock;

●	each of our officers and directors that beneficially owns shares of common stock; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of March 13, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Shares of Common Stock
Jack D. Hightower(3)	10,206,000	22.2%
Rodney L. Woodard	—	—
Steven W. Tholen	—	—
Sylvia K. Barnes	48,000	*
M. Gregory Colvin	48,000	*
Jared S. Sturdivant	48,000	*
HighPeak Pure Acquisition, LLC	10,206,000	22.2%
Polar Asset Management Partners Inc.(4)	3,577,550	7.8%
Karpus Management, Inc.(5)	2,877,550	6.3%
Mizuho Financial Group, Inc.(6)	2,102,086	4.6%
Glazer Capital, LLC(7)	2,055,811	4.5%
Weiss Asset Management LP(8)	1,807,900	3.9%
All directors and executive officers as a group (six individuals)	10,350,000	22.5%

* Less than 1%.

(1)

This table is based on 45,966,199 shares of common stock outstanding at March 13, 2020, of which 35,616,199 were Class A common stock and 10,350,000 were Class B common stock. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the individuals is 421 W. 3rd Street, Suite 1000, Fort Worth, Texas 76102.

(2)

Unless otherwise indicated, the shares referenced in the table above are shares of Class B common stock. This table does not reflect record or beneficial ownership of the 10,280,000 Private Placement Warrants as they are not exercisable within 60 days of March 13, 2020.

(3)

Represents shares held by HighPeak Pure Acquisition, LLC, of which this individual, as a manager, may be deemed to have or share voting and dispositive power over such shares. Mr. Hightower disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest.

(4)

Includes Class A common stock beneficially held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada based solely on the Schedule 13G filed with the SEC on February 12, 2020 and which is 9.5% of the 37,806,000 Class A shares of common stock outstanding on December 31, 2019. The business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, Toronto, Ontario M5H 2Y4, Canada,

(5)

Includes Class A common stock beneficially held by Karpus Management, Inc., d/b/a Karpus Investment Management (“KIM”), a New York corporation based solely on the Schedule 13G filed with the SEC on February 14, 2020 and which is 7.6% of the 37,806,000 Class A shares of common stock outstanding on December 31, 2019. The business address of KIM is 183 Sully’s Trail, Pittsford, New York 14534.

(6)

Includes Class A common stock beneficially held by Mizuho Financial Group, Inc., a company under the laws of Japan based solely on the Schedule 13G filed with the SEC on February 14, 2020 and which is 5.6% of the 37,806,000 Class A shares of Class A common stock outstanding on December 31, 2019. The business address of the Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

(7)

Includes Class A common stock beneficially held by Glazer Capital, LLC, a Delaware limited liability company, and Paul J. Glazer, a United States Citizen based solely on the Schedule 13G filed with the SEC on February 14, 2020 and which is 5.4% of the 37,806,000 Class A shares of common stock outstanding on December 31, 2019. The business address of each Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(8)

Includes Class A common stock beneficially held by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”), based solely on the Schedule 13G filed jointly by Weiss Asset Management, WAM GP and Andrew Weiss with the SEC on February 14, 2019 and which is 4.8% of the 37,806,000 shares of Class A common stock outstanding on December 31, 2019. The business address of each of Weiss Asset Management, WAM GP and Andrew Weiss is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Our Initial Stockholders beneficially own approximately 22.5% of our issued and outstanding shares of common stock. Because of the ownership block held by our Sponsor, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial Business Combination.

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

On the IPO Closing Date, the Company sold 41,400,000 Units in its initial Public Offering, including 5,400,000 Units sold to cover over-allotments, at a price of $10.00 per Unit resulting in gross proceeds of $414,000,000. Each Unit consists of one share of the Company’s Class A common stock and one-half of one Warrant, each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Our Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants at $1.00 per Private Placement Warrant for a total purchase price of $10,280,000 from us simultaneous with the closing of the Public Offering.

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

The Founders’ Shares are identical to the shares of Class A common stock included in the Units sold in the Public Offering except the Founders’ Shares are subject to certain rights and transfer restrictions, as described further below, and are automatically converted into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our Charter.

Subject to certain limited exceptions, 50% of the Founders’ Shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, and the remaining 50% of the Founders’ Shares will not be transferred, assigned, sold until one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all stockholders having the right to exchange their common stock for cash, securities or other property.

Forward Purchase Agreement

We entered into a forward purchase agreement with HPEP I pursuant to which HPEP I agreed to purchase an aggregate of up to 15,000,000 shares of Class A common stock and 7,500,000 warrants to purchase one share of Class A common stock, for $10.00 per forward purchase unit, or an aggregate maximum amount of $150,000,000, in a private placement that will close simultaneously with the closing of our initial Business Combination. HPEP I is affiliated with our Sponsor and our management team and has or may acquire and operate oil and gas assets including oil and gas reserves; leasehold, working, net profits, mineral and royalty interests; tertiary recovery reserves; and gas processing plants and pipelines located primarily in North America. HPEP I’s obligation to purchase forward purchase units is conditioned on, among other things, our completing an initial Business Combination with a company engaged in a business within the investment objectives of HPEP I. HPEP I’s commitment is limited to gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, less the total purchase price paid by our Sponsor for public Warrants purchased pursuant to tender offers, as described herein, plus any additional amounts mutually agreed by us and HPEP I to be retained by the post Business Combination company for working capital or other purposes. The proceeds from the forward purchase units may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination, debt reduction, purchases of our securities or for working capital in the post-transaction company.

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

Our Sponsor has also committed to offer or cause an affiliate to offer to purchase, at $1.00 per public Warrant (exclusive of commissions), the outstanding public Warrants in a tender offer that would commence after our filing of a proxy statement or information statement with respect to a proposed amendment to our Charter that would affect the substance of timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within 18 months from the IPO Closing Date. Any such purchases would occur in connection with the effectiveness of such amendment.

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

Private Placement Warrants

Our Sponsor purchased, pursuant to a written subscription agreement with us, 10,280,000 Private Placement Warrants for a total purchase price of $10,280,000 from us. The Private Placement Warrants are identical to the warrants attached to the Units sold in our Public Offering, except the Private Placement Warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this Annual Report on Form 10-K, so long as they are held our Sponsor or any of its permitted transferees. Our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until after the completion of our initial Business Combination.

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

Related Party Note

During 2018, our Sponsor loaned us $200,000 under an unsecured promissory note to cover a portion of our expenses related to our formation and Public Offering. This note was non-interest bearing and was repaid in full on the IPO Closing Date. During 2019, HPK loaned us $4,192,794 under an unsecured promissory note in conjunction with the February Extension and has agreed to loan us additional money subsequent to December 31, 2019 in conjunction therewith and the May Extension through May 21, 2020.

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

Administrative Services Agreement

Commencing on the date of the listing of our securities on the Nasdaq through the consummation of our initial Business Combination, we have agreed to pay our Sponsor or one of its affiliates $10,000 per month until the earlier of (i) Pure consummates its initial Business Combination or (ii) liquidation to entice our Sponsor to make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of shares of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31,
	2019	2018
Audit Fees (1)	$74,500	$74,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	1,443	1,000
All Other Fees (4)	23,500	-
Total	$99,443	$75,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Quarterly Reports on Form 10-Q or services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by stature or regulation and consultation concerning financial accounting and reporting standards.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the Annual Report on Form 10-K:

Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBITS INDEX

Exhibit No.	Description

2.1*

Business Combination Agreement, dated November 27, 2019, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and, solely for the limited purposes specified therein, HighPeak Energy Management, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on November 27, 2019).

2.2*

First Amendment to Business Combination Agreement, dated February 6, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on February 7, 2020).

2.3*

Contribution Agreement, dated November 27, 2019, by and among HighPeak Energy Assets II, LLC, Grenadier Energy Partners II, LLC, Pure Acquisition Corp. and HighPeak Energy, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on November 27, 2019).

2.4*

First Amendment to Contribution Agreement, dated February 6, 2019, by and among HighPeak Energy Assets II, LLC, Grenadier Energy Partners II, LLC, Pure Acquisition Corp., HighPeak Energy, Inc. and, solely for the purposes specified therein, HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on February 7, 2020).

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

3.3

Third Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on February 20, 2020).

3.4	Bylaws of Pure Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-223845) filed with the SEC on March 22, 2018).

Exhibit No.	Description

4.4

Warrant Agreement, dated April 12, 2018 between Pure Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

4.5	Description of Registrant’s Securities

10.1

Sponsor Support Agreement, dated November 27, 2019, by and between Pure Acquisition Corp. and HighPeak Pure Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on November 27, 2019).

10.2

Letter Agreement, dated April 12, 2018, among Pure Acquisition Corp., its officers and directors and HighPeak Pure Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

10.3

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

10.5

Forward Purchase Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Energy Partners, LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

10.6

Administrative Services Agreement, dated April 12, 2018, between Pure Acquisition Corp. and HighPeak Pure Acquisition, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File 001-38454) filed with the SEC on May 25, 2018).

21.1	Subsidiaries of the Company

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Certain schedules and exhibits have been omitted in accordance with Regulation S-K Item 601(b)(2).

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be sign on its behalf by the undersigned thereunto duly authorized.

PURE ACQUISITION CORP. (Registrant)

	By:	/s/ Jack Hightower
Jack Hightower
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 13, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Hightower and Steven W. Tholen and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack Hightower	Chairman of the Board, Chief Executive Officer and	March 13, 2020
Jack Hightower	President (Principal Executive Officer)

/s/ Steven W. Tholen	Chief Financial Officer	March 13, 2020
Steven W. Tholen	(Principal Financial Officer)

/s/ Sylvia K. Barnes	Director	March 13, 2020
Sylvia K. Barnes

/s/ M. Gregory Colvin	Director	March 13, 2020
M. Gregory Colvin

/s/ Jared S. Sturdivant	Director	March 13, 2020
Jared S. Sturdivant

/s/ Rodney L. Woodard	Director	March 13, 2020
Rodney L. Woodard