Form 10-Q
period 2020-03-31
Pure Acquisition Corp.
filed 2020-05-15
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38454

Pure Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3434680
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

421 W. 3rd Street, Suite 1000 Fort Worth, TX	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 850-9203

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PACQ	The NASDAQ Capital Market
Warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50	PACQW	The NASDAQ Capital Market
Units, each consisting of one share of Class A common stock and one-half of one warrant	PACQU	The NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 14, 2020, there were 35,616,199 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Acquisition Corp.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$107,532	$179,515
Prepaid expenses	-	65,192
Total current assets	107,532	244,707
Other assets:
Deferred tax asset	32,822	32,822
Cash and marketable securities held in Trust Account	373,830,123	391,964,540
Total other assets	373,862,945	391,997,362
TOTAL ASSETS	$373,970,477	$392,242,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,674,533	$1,935,380
Notes payable-related party	8,175,000	4,192,794
Accrued taxes payable	213,889	84,214
Total current liabilities	11,063,422	6,212,388

Class A common stock subject to possible redemption; 35,095,906 and 37,725,710 at an approximated redemption value of $10.20 and $10.10 per share as of March 31, 2020 and December 31, 2019, respectively	357,907,051	381,029,671

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 520,293 issued and outstanding as of March 31, 2020 (excluding 35,095,906 shares subject to redemption) and 80,290 issued and outstanding as of December 31, 2019 (excluding 37,725,710 shares subject to redemption)	52	8
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of March 31, 2020 and December 31, 2019.	1,035	1,035
Additional paid-in capital	-	-
Retained earnings	4,998,917	4,998,967
Total stockholders’ equity	5,000,004	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,970,477	$392,242,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pure Acquisition Corp.
Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenues	$-	$-

Expenses:
Administrative expenses	30,000	30,000
General expenses	1,184,626	101,163
Franchise taxes	50,450	57,968
Total operating expense	1,265,076	189,131
Loss from operations	(1,265,076)	(189,131)
Other income - investment income on Trust Account	1,182,962	2,434,969
Net income (loss) before income tax provision	(82,114)	2,245,838
Income tax provision	229,081	500,833
Net income (loss) attributable to common shares	$(311,195)	$1,745,005
Weighted average shares outstanding:
Class A common stock	36,819,386	41,400,000
Class B common stock	10,350,000	10,350,000
Net income (loss) per share:
Basic and diluted income per common share, Class A	$0.02	$0.04
Basic and diluted loss per common share, Class B	$(0.11)	$(0.01)

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pure Acquisition Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2020

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances, December 31, 2019	80,290	$8	10,350,000	$1,035	$-	$4,998,967	$5,000,010
Stockholder redemptions	(2,189,801)	(219)				(22,811,212)	(22,811,431)
Change in shares subject to possible redemption	2,629,804	263				23,122,357	23,122,620
Net loss	-	-	-	-	-	(311,195)	(311,195)
Balances, March 31, 2020	520,293	$52	10,350,000	$1,035	$-	$4,998,917	$5,000,004

For the Three Months Ended March 31, 2019

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2018	-	$-	10,350,000	$1,035	$797,383	$4,269,390	$5,067,808
Net income	-	-	-	-	-	1,745,005	1,745,005
Balances, March 31, 2019	-	$-	10,350,000	$1,035	$797,383	$6,014,395	$6,812,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pure Acquisition Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(311,195)	$1,745,005
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on cash equivalents held in Trust Account	(1,182,962)	(2,434,969)
Changes in operating assets and liabilities:
Prepaid expenses	65,192	3,023
Accrued payable and accrued expenses	739,154	11,424
Accrued taxes payable	129,675	413,906
Net cash used in operating activities	(560,136)	(261,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(3,598,267)	-
Cash released from Trust Account	22,915,645	144,795
Net cash provided by investing activities	19,317,378	144,795

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note from sponsor	3,982,206	-
Cash used for Class A common stock redemptions	(22,811,431)	-
Net cash used in financing activities	(18,829,225)	-

NET CHANGE IN CASH	(71,983)	(116,816)
Cash, beginning of period	179,515	734,894
Cash, end of period	107,532	618,078

Supplemental cash flow information:
Cash paid for franchise taxes	84,214	144,795

Supplemental disclosure of non-cash investment and financing and transactions:
Change in common stock subject to redemption	$(23,122,620)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURE ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 1 - Description of Organization and Business Operations

Pure Acquisition Corp. (the “Company,” “Pure,” “we,” “us” or “our”) was incorporated on November 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses, with a focus for a target business in the upstream oil and gas industry in North America where our management team’s networks and experience are suited.

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock were sold to HighPeak Pure Acquisition, LLC (our “Sponsor”) at a price of approximately $0.002 per share for an aggregate of $25,000 (the “founders’ shares”). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 founders’ shares, which we cancelled, leaving an aggregate of 8,625,000 founders’ shares outstanding. In March 2018, our Sponsor transferred 40,000 founders’ shares to each of our three (3) independent director nominees resulting in a total of 120,000 founders’ shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor holding 10,206,000 founders’ shares and each of our independent director nominees holding 48,000 founders’ shares for an aggregate of 10,350,000 founders’ shares. At March 31, 2020, our Sponsor, our initial stockholders and our independent directors held, collectively, 10,350,000 founders’ shares.

On April 17, 2018 (the “IPO Closing Date”), we consummated our initial public offering of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit, generating gross proceeds of $414,000,000 before underwriting discounts and expenses (the “Public Offering”). Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share and one half of one warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the units and only whole warrants may be traded. Each warrant will become exercisable on the later of thirty (30) days after the completion of an initial business combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. Alternatively, if we do not complete a business combination by August 21, 2020 (the “Extension Date”), the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 41,400,000 units during the exercise period, the warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the warrants.

On the IPO Closing Date, our Sponsor purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement (the “private placement warrants”). Each private placement warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50, and are not redeemable so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. We received gross proceeds from the Public Offering and the sale of the private placement warrants of $414,000,000 and $10,280,000, respectively, for an aggregate of $424,280,000. We deposited $414,000,000 of the gross proceeds in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations. At the IPO Closing Date, the remaining $10,280,000 was held outside of the Trust Account, of which $8,280,000 was used to pay underwriting discounts and $200,000 was used to repay notes payable to our Sponsor with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. A portion of interest income on the funds held in the Trust Account has been and will continue to be released to us to pay our tax obligations and up to $10,000 per month for office space, utilities and secretarial and administrative support.

On April 12, 2018, we entered into the Forward Purchase Agreement with HighPeak Energy Partners, LP (“HPEP I”), an affiliate of our Sponsor (the “Forward Purchase Agreement”). At or prior to the closing of the business combination (as defined below) (the “Closing”), the Forward Purchase Agreement will be amended and restated in its entirety in the form of the Forward Purchase Agreement Amendment (the “Forward Purchase Agreement Amendment”) and the purchasers thereunder (which may include affiliates of HPEP I or unrelated third parties) will collectively have the right, but not the obligation, to purchase, in connection with the Closing, any number of forward purchase units, up to the maximum amount of forward purchase units permitted thereunder, which in any event will not exceed 15,000,000 forward purchase units, with each forward purchase unit consisting of one share of common stock of HighPeak Energy, Inc. (“HighPeak Energy”) and one-half of one whole warrant (which whole warrant is exercisable for HighPeak Energy common stock), for $10.00 per forward purchase unit, or an aggregate maximum amount of up to $150,000,000. The forward purchase warrants (if any) will have the same terms as the private placement warrants and the shares of HighPeak Energy common stock issued in connection with the issuance of forward purchase units (if any) will be identical to all other shares of HighPeak Energy common stock. The purchasers have no obligation to purchase any forward purchase units in connection with the business combination (as defined below) and may unilaterally terminate the Forward Purchase Agreement prior to the business combination (as defined below).

The Previously Announced Business Combination

On April 24, 2020, the Company and the other parties to the Grenadier Contribution Agreement (as defined in the Current Report on Form 8-K described below) mutually agreed to terminate the Grenadier Contribution Agreement. For more information regarding the termination of the Grenadier Contribution Agreement, please read the Current Report on Form 8-K filed with the SEC on April 24, 2020.

Also on April 24, 2020, the Company and the other parties to the HPK Business Combination Agreement (as defined in the Current Report on Form 8-K described below) mutually agreed to terminate the HPK Business Combination Agreement. For more information regarding the termination of the HPK Business Combination Agreement, please read the Current Report on Form 8-K filed with the SEC on April 24, 2020.

The Business Combination

The following is a brief summary of the transactions contemplated in connection with the business combination as contemplated by the Business Combination Agreement (as defined below) (the “business combination”). Any description of the business combination in this Quarterly Report on Form 10-Q is qualified in all respects by reference to the text of the Business Combination Agreement, dated May 4, 2020, by and among the Company, HighPeak Energy, Pure Acquisition Merger Sub, Inc. (“MergerSub”), collectively, the HPK Contributors (HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP and HPK Energy, LLC) and, solely for the limited purposes specified therein, HighPeak Energy Management, LLC (“HPK Representative”), which was filed with the SEC on May 4, 2020 as Exhibit 2.1 to the Company’s Current Report on Form 8-K. Following completion of the SEC’s review of the Registration Statement, a definitive proxy statement, which we refer to as the “HighPeak Proxy Statement,” will be mailed to stockholders as of a record date to be established for voting on the business combination. The HighPeak Proxy Statement will contain important information regarding the business combination. The following description of the business combination is qualified in all respects by reference to the more detailed description in the HighPeak Proxy Statement.

On May 4, 2020, the Company, HighPeak Energy, MergerSub, the HPK Contributors and solely for the limited purposes specified therein, HPK Representative, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, (a) MergerSub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of HighPeak Energy, (b) each outstanding share of Class A common stock and Class B common stock of the Company will be converted into the right to receive one share of HighPeak Energy common stock (and cash in lieu of fractional shares, if any), other than (i) the forfeiture of 5,350,000 founders’ shares held by Sponsor for no consideration, (ii) the forfeiture of all of the private placement warrants held by Sponsor for no consideration and (iii) the forfeiture of all of the public warrants held by HighPeak Energy Partners II, LP (“HPEP II”) for no consideration, pursuant to the terms of a sponsor support agreement, dated as of May 4, 2020, by and among our Sponsor, HPEP II and HighPeak (the “Sponsor Support Agreement”), (c) the HPK Contributors will (i) contribute their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK Energy, LP (“HPK LP”) to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration and (ii) directly or indirectly contribute the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans, if any, will be cancelled in connection with the Closing of the business combination, and (d) following the consummation of the foregoing transactions, HighPeak Energy will cause HPK LP to merge with and into the surviving corporation (as successor to the Company) with all interests in HPK LP being cancelled in exchange for no consideration.

Unless waived by the applicable parties to the Business Combination Agreement, Closing of the business combination is subject to a number of conditions, including, among others, (i) the expiration of the waiting period (or extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976; (ii) the absence of specified adverse laws, injunctions or orders; (iii) the requisite approval by the Company’s stockholders, and the written consents of the Company, as the sole stockholder of HighPeak Energy, and by HighPeak Energy, as the sole stockholder of MergerSub (which written consents of the Company and HighPeak Energy were delivered within 24 hours of execution of the Business Combination Agreement); (iv) the completion of the offer by the Company to redeem shares of Class A common stock issued in its Public Offering for cash in accordance with the organizational documents of the Company and the terms of the Business Combination Agreement; (v) the Minimum Aggregate Funding Availability (as defined in the Business Combination Agreement) being not less than $100,000,000 and the Minimum Equity Capitalization (as defined in the Business Combination Agreement) being not less than $50,000,000; (vi) the representations and warranties of (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors, being true and correct, subject to the materiality standards contained in the Business Combination Agreement; (vii) material compliance by (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors with their respective covenants under the Business Combination Agreement; and (viii) delivery by the other parties of documents and other items required to be delivered by such parties at the Closing of the business combination. Additionally, the HPK Contributors’ obligations to consummate the transactions contemplated by the Business Combination Agreement are also subject to the conditions that (a) the shares of HighPeak Energy common stock issuable to the HPK Contributors and as merger consideration pursuant to the Business Combination Agreement are approved for listing on the New York Stock Exchange (the “NYSE”) or the Nasdaq Capital Market (the “Nasdaq”), subject only to official notice of issuance thereof and (b) the Company shall have transferred, or as of the Closing of the business combination shall transfer, to HighPeak Energy certain cash (net of payments made in connection with stock redemptions and certain expenses).

Failure to Consummate a Business Combination

If the Company is unable to complete the initial business combination by the Extension Date, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem shares held by public stockholders, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to fund working capital requirements and/or to pay taxes (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then-outstanding shares held by public stockholders, which redemption will completely extinguish public stockholders rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Going Concern

At March 31, 2020, the Company had a cash balance of $107,532, which excludes interest income of $1,182,962 earned during the year from the Company’s investments in the Trust Account, which is available to the Company for its tax obligations.  During 2020, the Company withdrew $84,214 of interest income from the Trust Account to pay its income and franchise taxes and $30,000 to pay administrative fees. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating its initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial business combination.  Moreover, the Company may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination.

The Company has until the close of business on August 21, 2020 to complete its initial business combination (See Note 8 – Subsequent Events). This mandatory liquidation and subsequent dissolution of the Company if an initial business combination is not completed in the required time as well as the uncertainty concerning the Company’s ability to borrow sufficient funds to fund its operations raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extension Date.

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

Basis of Presentation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position as of March 31, 2020 and the consolidated results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

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

The Company’s consolidated statements of operations include a presentation of income per share for common shares subject to redemption similar to the two-class method of income per share. Net income per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account of $1,182,962 and $2,434,969, respectively, net of applicable administrative fees, franchise taxes and income taxes, by the weighted average number of shares of Class A common stock outstanding for the period. Weighted average number of Class A common stock outstanding was 36,819,386 and 41,400,000 as of March 31, 2020 and 2019, respectively. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock of $1,184,626 and $101,163, respectively, by the weighted average number shares of Class B common stock outstanding for the period. Weighted average number of shares of Class B stock outstanding was 10,350,000 as of March 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and Marketable Securities Held in the Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placement warrants of $356,161,190 and $378,060,000 as of March 31, 2020 and December 31, 2019, respectively, after considering $22,811,431 in redemptions that occurred during the three months ended March 31, 2020, and $35,026,579 as of December 31, 2019, which were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”) and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial business combination. In addition, $3,598,267 and $0 were deposited into the Trust Account during the three months ended March 31, 2020 and three months ended March 31, 2019, respectively, for the benefit of the holders of Class A common stock as a result of loans from the Sponsor pursuant to the two (2) extensions that were agreed to in February 2020 and October 2019.

As of March 31, 2020, cash and Permitted Investments held in the Trust Account had a fair value of $373,830,123. For the three months ended March 31, 2020, investments held in the Trust Account generated interest income of $1,182,962. During the three months ended March 31, 2020, the Company paid $84,214 to the State of Delaware for franchise taxes with funds received from the Trust Account. On February 21, 2020, 2,189,801 shares of Class A common stock were redeemed for $22,811,431 in connection with an extension approved by our stockholders to extend the time by which we must complete the business combination to May 21, 2020. At a Special Meeting of stockholders’ held on May 15, 2020, the stockholders approved the amendment of the Company’s second and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from May 21, 2020 to August 21, 2020.

As of December 31, 2019, cash and Permitted Investments held in the Trust Account had a fair value of $391,964,540. On October 11, 2019, 3,594,000 shares of Class A common stock were redeemed for $36,823,301 in connection with an extension approved by our stockholders to extend the time by which we must complete the business combination to February 21, 2020. At a Special Meeting of stockholders’ held on May 15, 2020, the stockholders approved the amendment of the Company’s second and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from May 21, 2020 to August 21, 2020.

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all of the 35,616,199 shares held by public stockholders outstanding as of March 31, 2020 contain a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company has not specified a maximum redemption threshold, the Company’s second amended and restated certificate of incorporation, as amended (the Company’s “Charter”), provides that in no event will the Company redeem its shares held by public stockholders in an amount that would cause its net tangible assets to be less than $5,000,001. On May 15, 2020, Pure’s stockholders approved an extension of the date by which Pure must consummate an initial business combination from May 21, 2020 to August 21, 2020. In connection with this extension, 30,603,570 shares of Class A common stock will be redeemed for an approximate total value of $321.9 million from the Trust Account.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at March 31, 2020, 35,095,906 shares of the outstanding 35,616,199 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.20 per share.  At December 31, 2019, 37,725,710 shares of the outstanding 37,806,000 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Offering Costs

The Company complies with the requirements of FASB Topic ASC 340-10-S99-1, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs of $9,506,582 consisting principally of underwriting discounts of $8,280,000 and $1,226,582 of professional, printing, filing, regulatory and other costs directly related to the preparation of the Public Offering were charged to stockholders’ equity upon completion of the Public Offering (See Note 3 - Public Offering and Private Placement).

Income Taxes

The Company follows the asset and liability method for accounting for income taxes under FASB Topic ASC 740 “Income Taxes,” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

State Franchise Taxes

The Company is incorporated in the state of Delaware and is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. The Company has liabilities on the accompanying consolidated balance sheets for accrued Delaware state franchise taxes of $50,000 and $84,214 as of March 31, 2020 and December 31, 2019, respectively. On the accompanying consolidated statement of operations, the Company incurred Delaware franchise tax expense of $50,450 and $57,968 for the three months ended March 31, 2020 and 2019, respectively.

Related Parties

The Company follows FASB ASC Topic 850-10, “Related Party Disclosures,” (“ASC 850”) for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850, the related parties include: (a) affiliates of the Company (“affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing thrust that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Note 3 - Public Offering and Private Placement

Public Offering

On the IPO Closing Date, the Company sold 41,400,000 units in its Public Offering, including 5,400,000 units sold to cover over-allotments, at a price of $10.00 per unit resulting in gross proceeds of $414,000,000. Each unit consists of one share of the Company’s Class A common stock and one-half of one warrant, each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each Warrant will become exercisable on the later of (i) thirty (30) days after the completion of the initial business combination and (ii) twelve (12) months from the IPO Closing Date and will expire five (5) years after the completion of the initial business combination or earlier upon redemption or liquidation. Alternatively, if we do not complete a business combination by August 21, 2020, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 41,400,000 units during the exercise period, the warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the warrants.

The Company may redeem the warrants, in whole and not in part, at a price of $0.0l per warrant upon thirty (30) days’ notice (the “30-day redemption period”), only in the event the last sales price of the Class A common stock equals or exceeds $18.00 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of Class A common stock underlying such warrants and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In determining whether to require all holders to exercise their warrants on a cashless basis, management will consider, among other factors, the Company’s cash position, the number of warrants outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants.

On May 8, 2020, pursuant to our Sponsor’s obligation under a certain letter agreement entered into in connection with the Public Offering, HPEP II launched a warrant tender offer to purchase, at $10.00 in cash per public warrant, 328,888 of the Company’s outstanding public warrants held by persons other than HPEP II. The warrant tender offer is not conditioned upon any minimum number of public warrants being tendered and will expire on July 31, 2020 unless extended by HPEP II. HPEP II has previously conducted three (3) warrant tender offers for the Company’s outstanding public warrants, as a result of which an aggregate 20,371,112 public warrants were tendered and purchased by HPEP II. As of March 31, 2020, 328,888 public warrants remain outstanding and held by parties other than HPEP II.

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

Note 4 - Related Party Transactions

Founders’ Shares

In connection with the organization of the Company, 10,350,000 founders’ shares were sold to our Sponsor. In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 founders’ shares, which we cancelled, leaving an aggregate of 8,625,000 founders’ shares outstanding. Also in March 2018, our Sponsor transferred 40,000 founders’ shares to each of our three (3) independent director nominees resulting in a total of 120,000 founders’ shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor holding 10,206,000 founders’ shares and each of our independent director nominees holding 48,000 founders’ shares for an aggregate of 10,350,000 founders’ shares. At March 31, 2020 and December 31, 2019, our Sponsor, our initial stockholders and our independent directors held, collectively, 10,350,000 founders’ shares.

Subject to certain limited exceptions, 50% of the founders’ shares will not be transferred, assigned, sold until the earlier of: (i) one year after the date of the consummation of the initial business combination or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted) for any twenty (20) trading days within any 30-trading day period commencing after the initial business combination, and the remaining 50% of the founders’ shares will not be transferred, assigned, sold until one (1) year after the date of the consummation of the initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all stockholders having the right to exchange their common stock for cash, securities or other property.

Related Party Loans

As of March 31, 2020 and December 31, 2019, the Company has $8,175,000 and $4,192,794, respectively, in notes payable-related party for amounts received from the Sponsor, or its affiliate. On February 14, 2020, the Company entered into an amended and restated promissory note whereby the principal amount was increased to $11,000,000. The noninterest bearing promissory note matures August 21, 2020.

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq, through the consummation of the Company’s initial business combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month until the earlier of (i) Pure consummates its initial business combination or (ii) liquidation to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company incurred expenses of $30,000 and $30,000 for administrative services for three months ended March 31, 2020 and 2019, respectively.

Private Placement

As discussed in Note 1 - Description of Organization and Business Operations, the Sponsor purchased an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) from the Company simultaneous with the closing of the Public Offering. Each whole private placement warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the private placement warrants was added to the proceeds from the Public Offering held in the Trust Account. If the initial business combination is not completed by August 21, 2020, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until thirty (30) days after the completion of the initial business combination.

Registration Rights

The holders of the Company’s founders’ shares issued and outstanding and any private placement warrants issued to the Company’s Sponsor, officer, directors or their affiliates, including private placement warrants issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed April 12, 2018. The holders will have “piggyback” registration rights exercisable at any time that allow them to include the shares of HighPeak Energy common stock that they own in certain registrations initiated by HighPeak Energy. Subject to customary exceptions, holders will also have the right to request one or more underwritten offerings of such securities, provided, that, collectively, holders may not request more than one (1) underwritten offering in any three (3) month period and each such offering include a number of securities equal to the lesser of (i) $50 million and (ii) all of the securities owned by such holders as of the date of the request. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Forward Purchase Agreement

On April 12, 2018, we entered into the Forward Purchase Agreement with HPEP I. At or prior to the Closing, the Forward Purchase Agreement will be amended and restated in its entirety in the form of the Forward Purchase Agreement Amendment and the purchasers thereunder (which may include affiliates of HPEP I or unrelated third parties) will collectively have the right, but not the obligation, to purchase, in connection with the Closing, any number of forward purchase units, up to the maximum amount of forward purchase units permitted thereunder, which in any event will not exceed 15,000,000 forward purchase units, with each forward purchase unit consisting of one share of common stock of HighPeak Energy and one-half of one whole warrant (which whole warrant is exercisable for HighPeak Energy common stock), for $10.00 per forward purchase unit, or an aggregate maximum amount of up to $150,000,000. The forward purchase warrants (if any) will have the same terms as the private placement warrants and the shares of HighPeak Energy common stock issued in connection with the issuance of forward purchase units (if any) will be identical to all other shares of HighPeak Energy common stock. The purchasers have no obligation to purchase any forward purchase units in connection with the business combination and may unilaterally terminate the Forward Purchase Agreement prior to the business combination.

Warrant Tender Offer

On May 8, 2020, pursuant to our Sponsor’s obligation under a certain letter agreement entered into in connection with the Public Offering and in connection with the filing of the definitive proxy statement related to the special meeting of the Company’s stockholders to vote to approve the Extension (as defined below), HPEP II launched a warrant tender offer to purchase, at $10.00 in cash per public warrant, 328,888 of the Company’s outstanding public warrants held by persons other than HPEP II. The warrant tender offer is not conditioned upon any minimum number of public warrants being tendered and will expire on July 31, 2020 unless extended by HPEP II.

In April 2018, an affiliate of the Company’s Sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole warrant to holders of public warrants (excluding private placement warrants or forward purchase warrants) that tender in the warrant tender offer for the public warrants. Following the warrant tender offer or payment to holders of public warrants described above, any amounts remaining in the escrow account will be returned to the Company’s Sponsor or its affiliate. HPEP II has previously conducted three (3) tender offers for the Company’s outstanding public warrants, as a result of which an aggregate of 20,371,112 public warrants were tendered and purchased by HPEP II.

In the event the Company is unable to close a business combination prior to the Extension Date (unless further extended), the escrow agent will be authorized to transfer $1.00 per whole public warrant, to holders of public warrants other than the Company’s Sponsor and its affiliates, at the same time as we redeem the Company’s public Class A common stock, and all other warrants will expire worthless.

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from the Company’s Public Offering as advisors in connection with any potential business combination, to assist the Company in holding meetings with the Company’s stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination (the “Business Combination Marketing Agreement”). As of March 31, 2020, the above services had not been completed and accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

Registration Rights

The holders of the Company’s founders’ shares issued and outstanding and any private placement warrants issued to the Company’s Sponsor, officer, directors or their affiliates, including private placement warrants issued in payment of working capital loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed April 12, 2018. The holders will have “piggyback” registration rights exercisable at any time that allow them to include the shares of HighPeak Energy common stock that they own in certain registrations initiated by HighPeak Energy. Subject to customary exceptions, holders will also have the right to request one or more underwritten offerings of such securities, provided, that, collectively, holders may not request more than one (1) underwritten offering in any three (3) month period and each such offering include a number of securities equal to the lesser of (i) $50 million and (ii) all of the securities owned by such holders as of the date of the request. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services Fees

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq, through the consummation of the Company’s initial business combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month until the earlier of (i) the Company consummating its initial business combination or (ii) liquidation to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. On May 11, 2020, the Company paid $30,000 for administrative services incurred for the three months ending March 31, 2020. During the year ended December 31, 2019, the Company paid $120,000, respectively, to an affiliate of the Company’s Sponsor, with funds received from the Trust Account, for administrative services.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, no preferred stock is issued or outstanding.

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

On May 15, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination (the “Extension”) from May 21, 2020 to August 21, 2020. The Company requested the Extension in order to complete an initial business combination. In connection with the extension, 30,603,570 shares of Class A common stock will be redeemed, for an approximate total value of $321.9 million. The redemptions are expected to reduce the outstanding number of shares of the Company’s Class A common stock to 5,012,629 shares.  At March 31, 2020 and December 31, 2019 there were 35,616,199 and 37,806,000 shares of Class A Common Stock issued and outstanding, respectively, of which 35,095,906 and 37,725,710 were held outside of equity, respectively, and are subject to redemption.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B common stock. At March 31, 2020 and December 31, 2019, there were 10,350,000 shares of Class B common stock issued and outstanding.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of March 31, 2020 and December 31, 2019. The table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Marketable Securities held in the Trust Account (See Note 8 – Subsequent Events)	$373,830,123	$-	$-	$391,964,540	$-	$-

Note 8 - Subsequent Events

Any material events that occur between the balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet dates. The Company has evaluated all subsequent events and transactions for possible recognition or disclosure through May 15, 2020, the date the consolidated financial statements were available for issuance.

On May 4, 2020, the Company, HighPeak Energy, MergerSub, the HPK Contributors and solely for the limited purposes specified therein, HPK Representative, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, (a) MergerSub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of HighPeak Energy, (b) each outstanding share of Class A common stock and Class B common stock of the Company will be converted into the right to receive one share of HighPeak Energy common stock (and cash in lieu of fractional shares, if any), other than certain shares held by Sponsor that will be forfeited pursuant to the terms of a Sponsor Support Agreement prior to the merger, (c) the HPK Contributors will (i) contribute their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK LP to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration and (ii) directly or indirectly contribute the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans, if any, will be cancelled in connection with the Closing of the business combination, and (d) following the consummation of the foregoing transactions, HighPeak Energy will cause HPK LP to merge with and into the surviving corporation (as successor to the Company) with all interests in HPK LP being cancelled in exchange for no consideration.

On May 15, 2020, the Company’s stockholders approved the Extension Date by which the Company has to consummate a business combination to August 21, 2020. In connection with this extension, 30,603,570 shares of Class A common stock will be redeemed for an approximate total value of $321.9 million from the Trust Account.

On May 8, 2020, pursuant to our Sponsor’s obligation under a certain letter agreement entered into in connection with the Public Offering, HPEP II launched a warrant tender offer to purchase, at $10.00 in cash per public warrant, 328,888 of the Company’s outstanding public warrants held by persons other than HPEP II. The warrant tender offer is not conditioned upon any minimum number of public warrants being tendered and will expire on July 31, 2020 unless extended by HPEP II.

On May 11, 2020, the Company paid $80,000 HighPeak Holdings, LLC, an affiliate of our Sponsor, for administrative services outstanding through May 11, 2020, including $30,000 for the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Form 10-K). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Form 10-K.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. References to “we,” “us,” “our” or the “Company” are to Pure Acquisition Corp. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on November 13, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses, with a focus for a target business in the upstream oil and gas industry in North America where our management team’s networks and experience are suited.

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock were sold to HighPeak Pure Acquisition, LLC (our “Sponsor”) at a price of approximately $0.002 per share for an aggregate of $25,000 (the “founders’ shares”). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 founders’ shares, which we cancelled, leaving an aggregate of 8,625,000 founders’ shares outstanding. In March 2018, our Sponsor transferred 40,000 founders’ shares to each of our three (3) independent director nominees resulting in a total of 120,000 founders’ shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor holding 10,206,000 founders’ shares and each of our independent director nominees holding 48,000 founders’ shares for an aggregate of 10,350,000 founders’ shares. At March 31, 2020, our Sponsor, our initial stockholders and our independent directors held, collectively, 10,350,000 founders’ shares.

On April 17, 2018 (the “IPO Closing Date”), we consummated our initial public offering of 41,400,000 units, representing a complete exercise of the over-allotment option, at a purchase price of $10.00 per unit, generating gross proceeds of $414,000,000 before underwriting discounts and expenses (the “Public Offering”). Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share and one half of one warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Only whole warrants may be exercised and no fractional warrants will be issued upon separation of the units and only whole warrants may be traded. Each warrant will become exercisable on the later of thirty (30) days after the completion of an initial business combination or 12 months from the IPO Closing Date and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. Alternatively, if we do not complete a business combination by August 21, 2020 (the “Extension Date”), the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 41,400,000 units during the exercise period, the warrants will expire worthless, except to the extent that they may be exercised on a cashless basis in the circumstances described in the agreement governing the warrants.

On the IPO Closing Date, our Sponsor purchased from us an aggregate of 10,280,000 private placement warrants at $1.00 per private placement warrant (for a total purchase price of $10,280,000) in a private placement (the “private placement warrants”). Each private placement warrant is exercisable to purchase one share of our Class A common stock at a price of $11.50, and are not redeemable so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. We received gross proceeds from the Public Offering and the sale of the private placement warrants of $414,000,000 and $10,280,000, respectively, for an aggregate of $424,280,000. We deposited $414,000,000 of the gross proceeds in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Act of 1940 and invest only in direct U.S. government obligations. At the IPO Closing Date, the remaining $10,280,000 was held outside of the Trust Account, of which $8,280,000 was used to pay underwriting discounts and $200,000 was used to repay notes payable to our Sponsor with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. A portion of interest income on the funds held in the Trust Account has been and will continue to be released to us to pay our tax obligations and up to $10,000 per month for office space, utilities and secretarial and administrative support.

On April 12, 2018, we entered into the Forward Purchase Agreement with HighPeak Energy Partners, LP (“HPEP I”), an affiliate of our Sponsor (the “Forward Purchase Agreement”). At or prior to the closing of the business combination (as defined below) (the “Closing”), the Forward Purchase Agreement will be amended and restated in its entirety in the form of the Forward Purchase Agreement Amendment (the “Forward Purchase Agreement Amendment”) and the purchasers thereunder (which may include affiliates of HPEP I or unrelated third parties) will collectively have the right, but not the obligation, to purchase, in connection with the Closing, any number of forward purchase units, up to the maximum amount of forward purchase units permitted thereunder, which in any event will not exceed 15,000,000 forward purchase units, with each forward purchase unit consisting of one share of common stock of HighPeak Energy, Inc. (“HighPeak Energy”) and one-half of one whole warrant (which whole warrant is exercisable for HighPeak Energy common stock), for $10.00 per forward purchase unit, or an aggregate maximum amount of up to $150,000,000. The forward purchase warrants (if any) will have the same terms as the private placement warrants and the shares of HighPeak Energy common stock issued in connection with the issuance of forward purchase units (if any) will be identical to all other shares of HighPeak Energy common stock. The purchasers have no obligation to purchase any forward purchase units in connection with the business combination (as defined below) and may unilaterally terminate the Forward Purchase Agreement prior to the business combination (as defined below).

The Previously Announced Business Combination

 On April 24, 2020, the Company and the other parties to the Grenadier Contribution Agreement (as defined in the Current Report on Form 8-K described below) mutually agreed to terminate the Grenadier Contribution Agreement. For more information regarding the termination of the Grenadier Contribution Agreement, please read the Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on April 24, 2020.

Also on April 24, 2020, the Company and the other parties to the HPK Business Combination Agreement (as defined in the Current Report on Form 8-K described below) mutually agreed to terminate the HPK Business Combination Agreement. For more information regarding the termination of the HPK Business Combination Agreement, please read the Current Report on Form 8-K filed with the SEC on April 24, 2020.

The Business Combination

The following is a brief summary of the transactions contemplated in connection with the business combination as contemplated by the Business Combination Agreement (as defined below) (the “business combination”). Any description of the business combination in this Quarterly Report on Form 10-Q is qualified in all respects by reference to the text of the Business Combination Agreement, dated May 4, 2020, by and among the Company, HighPeak Energy, Pure Acquisition Merger Sub, Inc. (“MergerSub”), collectively, the HPK Contributors (HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP and HPK Energy, LLC) and, solely for the limited purposes specified therein, HighPeak Energy Management, LLC (“HPK Representative”), which was filed with the SEC on May 4, 2020 as Exhibit 2.1 to the Company’s Current Report on Form 8-K. Following completion of the SEC’s review of the Registration Statement, a definitive proxy statement, which we refer to as the “HighPeak Proxy Statement,” will be mailed to stockholders as of a record date to be established for voting on the business combination. The HighPeak Proxy Statement will contain important information regarding the business combination. The following description of the business combination is qualified in all respects by reference to the more detailed description in the HighPeak Proxy Statement.

On May 4, 2020, the Company, HighPeak Energy, MergerSub, the HPK Contributors and solely for the limited purposes specified therein, HPK Representative, entered into the Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, (a) MergerSub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of HighPeak Energy, (b) each outstanding share of Class A common stock and Class B common stock of the Company will be converted into the right to receive one share of HighPeak Energy common stock (and cash in lieu of fractional shares, if any), other than (i) the forfeiture of 5,350,000 founders’ shares held by Sponsor for no consideration, (ii) the forfeiture of all of the private placement warrants held by Sponsor for no consideration and (iii) the forfeiture of all of the public warrants held by HighPeak Energy Partners II, LP (“HPEP II”) for no consideration, pursuant to the terms of a sponsor support agreement, dated as of May 4, 2020, by and among our Sponsor, HPEP II and HighPeak (the “Sponsor Support Agreement”), (c) the HPK Contributors will (i) contribute their limited partner interests in HPK LP to HighPeak Energy in exchange for HighPeak Energy common stock and the general partner interests in HPK Energy, LP (“HPK LP”) to either HighPeak Energy or a wholly owned subsidiary of HighPeak Energy in exchange for no consideration and (ii) directly or indirectly contribute the outstanding Sponsor Loans (as defined in the Business Combination Agreement) in exchange for HighPeak Energy common stock and such Sponsor Loans, if any, will be cancelled in connection with the Closing of the business combination, and (d) following the consummation of the foregoing transactions, HighPeak Energy will cause HPK LP to merge with and into the surviving corporation (as successor to the Company) with all interests in HPK LP being cancelled in exchange for no consideration.

Unless waived by the applicable parties to the Business Combination Agreement, Closing of the business combination is subject to a number of conditions, including, among others, (i) the expiration of the waiting period (or extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976; (ii) the absence of specified adverse laws, injunctions or orders; (iii) the requisite approval by the Company’s stockholders, and the written consents of the Company, as the sole stockholder of HighPeak Energy, and by HighPeak Energy, as the sole stockholder of MergerSub (which written consents of the Company and HighPeak Energy were delivered within 24 hours of execution of the Business Combination Agreement); (iv) the completion of the offer by the Company to redeem shares of Class A common stock issued in its Public Offering for cash in accordance with the organizational documents of the Company and the terms of the Business Combination Agreement; (v) the Minimum Aggregate Funding Availability (as defined in the Business Combination Agreement) being not less than $100,000,000 and the Minimum Equity Capitalization (as defined in the Business Combination Agreement) being not less than $50,000,000; (vi) the representations and warranties of (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors, being true and correct, subject to the materiality standards contained in the Business Combination Agreement; (vii) material compliance by (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors with their respective covenants under the Business Combination Agreement; and (viii) delivery by the other parties of documents and other items required to be delivered by such parties at the Closing of the business combination. Additionally, the HPK Contributors’ obligations to consummate the transactions contemplated by the Business Combination Agreement are also subject to the conditions that (a) the shares of HighPeak Energy common stock issuable to the HPK Contributors and as merger consideration pursuant to the Business Combination Agreement are approved for listing on the New York Stock Exchange (the “NYSE”) or the Nasdaq Capital Market (the “Nasdaq”), subject only to official notice of issuance thereof and (b) the Company shall have transferred, or as of the Closing of the business combination shall transfer, to HighPeak Energy certain cash (net of payments made in connection with stock redemptions and certain expenses).

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

For the three months ended March 31, 2020, we had net (loss) of $311,195 which consisted of interest income held in the Trust Account of $1,182,962 more than offset by operating costs of $1,184,626, administrative service fees of $30,000, franchise taxes of $50,540 and an income tax provision of $229,081.  For the three months ended March 31, 2019, we had a net income of $1,745,005 which consisted of interest income held in the Trust Account of $2,434,969 partially offset by operating costs of $101,163, administrative service fees of $30,000, franchise taxes of $57,968 and an income tax provision of $500,833. The decrease in interest income can be attributed to a lower balance in the Trust Account due to the redemptions that took place in October 2019 and February 2020, in addition to lower interest rates during the three months ended March 31, 2020 compared to the prior year period. The increased operating costs during the three months ended March 31, 2020 compared to the same period in 2019 can be attributed to an increased amount of costs incurred in 2020 related to the business combination professional fees. Finally, the decrease in the tax provision is directly related to the decrease in interest income.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (“founders’ shares”) of Class B common stock to the Sponsor and the proceeds of a $200,000 loan from our Sponsor. Upon the closing of the Public Offering, the Company repaid the Sponsor $200,000 in settlement of the outstanding loan in full.

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

On April 17, 2018, proceeds of $414,000,000 were deposited in a U.S.-based trust account at J.P. Morgan, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, for the benefit of our public stockholders (the “Trust Account”). Of the gross proceeds received from the Public Offering and the sale of the private placement warrants not deposited into the Trust Account, $8,280,000 was used to pay underwriting discounts and commissions in the Public Offering, $200,000 was used to repay the loan from the Sponsor in full and the balance was reserved to pay accrued offering and formation expenses, prospective acquisition business, technical, legal and accounting due diligence expenses, and continuing general and administrative expenses.

We had cash of $107,532 and $179,515 at March 31, 2020 and December 31, 2019, respectively.

In addition, interest income from the Trust Account may be released to us for any amounts necessary to pay (i) the Company's income and other tax obligations, (ii) payment of $10,000 per month to our Sponsor or one of its affiliates for office space, utilities and secretarial and administrative support commencing on April 13, 2018 until the consummation of a business combination, and (iii) our liquidation expenses if the Company is unable to consummate a business combination within the required time period (up to a maximum of $50,000).

The Company has until August 21, 2020, pursuant to the Extension, to complete its initial business combination. If the Company is unable to complete the initial Business Combination by August 21, 2020, the Company must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem shares held by public stockholders, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to fund working capital requirements and/or to pay taxes (which interest shall be net of taxes payable and up to $50,000 for dissolution expenses) divided by the number of then-outstanding shares held by public stockholders, which redemption will completely extinguish public stockholders rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

This mandatory liquidation and subsequent dissolution of the Company if an initial business combination is not completed by August 21, 2020 raises substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 21, 2020.

In the eevnt of such liquidation, it is possible the per share value of the residual assets remaining available for distribution (including the Trust Account assets) will be less than the offering price per unit in the Public Offering.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

Contractual Obligations

At March 31, 2020 and December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred administrative expenses of $30,000 and $30,000 for the three-month periods ended March 31, 2020 and 2019, respectively.  From the IPO Closing Date through March 31, 2020, the Company paid $220,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition or operating results.

The recent COVID-19 pandemic and other pandemic outbreaks could negatively impact our business and results of operations.

The Company may face additional risks related to the recent outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization. International, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent the COVID-19 outbreak continues or worsens, governments may impose additional similar restrictions. The full impact of the COVID-19 outbreak is unknown and rapidly evolving. The outbreak and any preventative or protective actions that HighPeak Energy or its customers may take in respect to this virus may result in a period of disruption, including the Company’s financial reporting capabilities. Any resulting impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We incurred approximately $9,506,582 for costs and expenses related to the Public Offering, which is presented within the Condensed Statements of Changes in Stockholders’ Equity as of March 31, 2020 and 2019. In connection with the closing of the Public Offering, we paid a total of $8,280,000 in underwriting discounts and commissions. On January 5, 2018 the Sponsor loaned the Company an aggregate of up to $200,000 to cover expenses related to the Company's formation and the Public Offering. The Company repaid the note on April 17, 2018 in full, without interest. A total of $585,157 was paid upon completion of the Public Offering out of the $1,000,000 of the proceeds of the Public Offering and the sale of private placement warrants to our Sponsor allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 16, 2018.

After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from our Public Offering and sale of private placement warrants were $415,000,000, of which $414,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBITS INDEX

Exhibit No.	Description

2.1*

Business Combination Agreement, dated May 4, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and, solely for limited purposes specified therein, HighPeak Energy Management, LLC.

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

4.4

Warrant Agreement, dated April 12, 2018, between Pure Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on April 18, 2018).

10.1	Sponsor Support Agreement, dated May 4, 2020, by and among Pure Acquisition Corp., HighPeak Energy Partners II, LP and HighPeak Pure Acquisition, LLC.

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

*

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission (the “SEC”) upon request.  In addition, certain information has been excluded pursuant to Item 601(b)(2) of Regulation S-K because it is both (i) not material and (ii) would likely be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be sign on its behalf by the undersigned thereunto duly authorized.

PURE ACQUISITION CORP. (Registrant)

	By:	/s/ Steven W. Tholen
Steven W. Tholen
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Date: May 15, 2020