Form 10-Q
period 2020-06-30
Pure Acquisition Corp.
filed 2020-08-10
CIK 1726293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 5,012,629 shares of Class A common stock, par value $0.0001 per share, and 10,350,000 shares of Class B common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pure Acquisition Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$26,000	$179,515
Prepaid expenses	-	65,192
Total current assets	26,000	244,707
Other assets:
Deferred tax asset	32,822	32,822
Cash and marketable securities held in Trust Account	53,159,750	391,964,540
Total other assets	53,192,572	391,997,362
TOTAL ASSETS	$53,218,572	$392,242,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,390,708	$1,935,380
Notes payable-related party	10,100,000	4,192,794
Accrued taxes payable	21,549	84,214
Total current liabilities	12,512,257	6,212,388

Class A common stock subject to possible redemption; 3,462,877 and 37,725,710 at an approximated redemption value of $10.31 and $10.10 per share as of June 30, 2020 and December 31, 2019, respectively	35,706,307	381,029,671

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,549,752 issued and outstanding as of June 30, 2020 (excluding 3,462,877 shares subject to redemption) and 80,290 issued and outstanding as of December 31, 2019 (excluding 37,725,710 shares subject to redemption)	155	8
Class B common stock, $0.0001 par value; 15,000,000 shares authorized, 10,350,000 issued and outstanding as of June 30, 2020 and December 31, 2019	1,035	1,035
Additional paid-in capital	-	-
Retained earnings	4,998,818	4,998,967
Total stockholders’ equity	5,000,008	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,218,572	$392,242,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pure Acquisition Corp.
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Expenses:
Administrative expenses	30,000	30,000	60,000	60,000
General expenses	147,072	42,926	1,331,698	144,089
Franchise taxes	50,300	28,959	100,750	86,927
Total operating expense	227,372	101,885	1,492,448	291,016
Loss from operations	(227,372)	(101,885)	(1,492,448)	(291,016)
Other income - investment income on Trust Account	92,965	2,592,502	1,275,927	5,027,471
Net income before income tax provision	(134,407)	2,490,617	(216,521)	4,736,455
Income tax provision	2,660	536,681	231,741	1,037,514
Net income (loss) attributable to common shares	$(137,067)	$1,953,936	$(448,262)	$3,698,941

Weighted average shares outstanding:
Class A common stock	21,491,474	41,400,000	29,155,430	41,400,000
Class B common stock	10,350,000	10,350,000	10,350,000	10,350,000
Net income (loss) per share:
Basic and diluted income per common share, Class A	$0.00	$0.05	$0.03	$0.09
Basic and diluted loss per common share, Class B	$(0.01)	$(0.00)	$(0.13)	$(0.01)

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pure Acquisition Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three and Six Months Ended June 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2019	80,290	$8	10,350,000	$1,035	$-	$4,998,967	$5,000,010
Stockholder redemptions	(2,189,801)	(219)				(22,811,212)	(22,811,431)
Change in shares subject to possible redemption	2,629,804	263				23,122,357	23,122,620
Net loss	-	-	-	-	-	(311,195)	(311,195)
Balances, March 31, 2020	520,293	52	10,350,000	1,035	-	4,998,917	5,000,004
Stockholder redemptions	(30,603,570)	(3,060)				(322,060,613)	(322,063,673)
Change in shares subject to possible redemption	31,633,029	3,163				322,197,581	322,200,744
Net income	-	-	-	-	-	(137,067)	(137,067)
Balances, June 30, 2020	1,549,752	$155	10,350,000	$1,035	$-	$4,998,818	$5,000,008

For the Three and Six Months Ended June 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2018	-	$-	10,350,000	$1,035	$797,383	$4,269,390	$5,067,808
Net income	-	-	-	-	-	1,745,005	1,745,005
Balances, March 31, 2019	-	-	10,350,000	1,035	797,383	6,014,395	6,812,813
Net income	-	-	-	-	-	1,953,936	1,953,936
Balances, June 30, 2019	-	$-	10,350,000	$1,035	$797,383	$7,968,331	$8,766,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pure Acquisition Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(448,262)	$3,698,941
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(1,275,927)	(5,027,471)
Changes in operating assets and liabilities:
Prepaid expenses	65,192	3,023
Accrued payable and accrued expenses	455,328	5,246
Accrued taxes payable	(62,665)	(243,371)
Net cash used in operating activities	(1,266,334)	(1,563,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(5,173,602)	-
Cash released from Trust Account	345,254,319	1,407,712
Net cash provided by investing activities	340,080,717	1,407,712

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note from sponsor	5,907,206	-
Cash used for Class A common stock redemptions	(344,875,104)	-
Net cash used in financing activities	(338,967,898)	-

NET CHANGE IN CASH	(153,515)	(155,920)
Cash, beginning of period	179,515	734,894
Cash, end of period	$26,000	$578,974

Supplemental cash flow information:
Cash released for Class A common stock redemptions	$344,875,104	$-
Cash paid for income taxes	$165,000	$450,000
Cash paid for franchise taxes	$164,964	$144,795
Cash paid for administrative services	$80,000	$40,000

Supplemental disclosure of non-cash investment and financingtransactions:
Change in common stock subject to redemption	$(345,323,364)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PURE ACQUISITION CORP.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

In connection with the organization of the Company, a total of 10,062,500 shares of Class B common stock were sold to HighPeak Pure Acquisition, LLC (our “Sponsor”) at a price of approximately $0.002 per share for an aggregate of $25,000 (the “founders’ shares”). In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 founders’ shares, which we cancelled, leaving an aggregate of 8,625,000 founders’ shares outstanding. In March 2018, our Sponsor transferred 40,000 founders’ shares to each of our three (3) independent director nominees resulting in a total of 120,000 founders’ shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor holding 10,206,000 founders’ shares and each of our independent director nominees holding 48,000 founders’ shares for an aggregate of 10,350,000 founders’ shares. At June 30, 2020, our Sponsor, our initial stockholders and our independent directors held, collectively, 10,350,000 founders’ shares.

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

 On July 24, 2020, by and among HighPeak Energy, each party designated as a purchaser therein (which may include purchasers that subsequently join as parties thereto), HPEP I and, solely for the limited purposes specified therein, Pure, pursuant to which, among other things, (i) the Forward Purchase Agreement entered into by and between HPEP I and Pure has been amended and restated in its entirety as described further in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2020 and (ii) the purchasers thereunder will collectively purchase, in connection with the Closing, the number of forward purchase units as indicated therein, up to a maximum amount of 15,000,000 forward purchase units, with each forward purchase unit consisting of one share of HighPeak Energy common stock, one contingent value right (“CVR”) and one warrant (which one whole warrant is exercisable for HighPeak Energy common stock), for $10.00 per forward purchase unit, or an aggregate maximum amount of up to $150,000,000 (the “Forward Purchase Agreement Amendment”). Additionally, HPEP I may elect to commit to purchase uncommitted forward purchase units or assign all or part of its right to purchase uncommitted forward purchase units to one or more third parties under the Forward Purchase Agreement Amendment prior to the Closing.

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

Unless waived by the applicable parties to the Business Combination Agreement, Closing of the business combination is subject to a number of conditions, including, among others, (i) the expiration of the waiting period (or extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976; (ii) the absence of specified adverse laws, injunctions or orders; (iii) the requisite approval by the Company’s stockholders, and the written consents of the Company, as the sole stockholder of HighPeak Energy, and by HighPeak Energy, as the sole stockholder of MergerSub (which written consents of the Company and HighPeak Energy were delivered within 24 hours of execution of the Business Combination Agreement); (iv) the completion of the offer by the Company to redeem shares of Class A common stock issued in its Public Offering for cash in accordance with the organizational documents of the Company and the terms of the Business Combination Agreement; (v) the Minimum Aggregate Funding Availability (as defined in the Business Combination Agreement) being not less than $100,000,000 and the Minimum Equity Capitalization (as defined in the Business Combination Agreement) being not less than $50,000,000; (vi) the representations and warranties of (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors, being true and correct, subject to the materiality standards contained in the Business Combination Agreement; (vii) material compliance by (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors with their respective covenants under the Business Combination Agreement; and (viii) delivery by the other parties of documents and other items required to be delivered by such parties at the Closing of the business combination. Additionally, the HPK Contributors’ obligations to consummate the transactions contemplated by the Business Combination Agreement are also subject to the conditions that (a) the shares of HighPeak Energy common stock issuable to the HPK Contributors and as merger consideration pursuant to the Business Combination Agreement are approved for listing on the New York Stock Exchange (the “NYSE”) or the Nasdaq Global Market (the “Nasdaq Global”), subject only to official notice of issuance thereof and (b) the Company shall have transferred, or as of the Closing of the business combination shall transfer, to HighPeak Energy certain cash (net of payments made in connection with stock redemptions and certain expenses).

On June 12, 2020, the Company, HighPeak Energy, and the other parties to the Business Combination Agreement entered into the Business Combination Agreement First Amendment that provides for additional Cash Consideration to be paid as merger consideration to holders of shares of Pure’s Class A common stock in an amount per share equal to the amount, if any, by which the per-share redemption value of Pure’s Class A common stock at the Closing exceeds $10.00 per share.

On July 1, 2020, the Company, HighPeak Energy and the other parties to the Business Combination Agreement entered into the Business Combination Agreement Second Amendment, which provided for, among other things, one (1) contingent value right (“CVR”) to be issued as merger consideration for each one whole share of HighPeak Energy common stock (excluding any fractional shares) that is issued as merger consideration to holders of shares of Class A common stock. It was also contemplated that one (1) CVR would also be issued to any PIPE Investor or purchaser under the Forward Purchase Agreement Amendment (as further described therein) for each share of HighPeak Energy common stock purchased in connection with the PIPE Investment or pursuant to the Forward Purchase Agreement Amendment, under separate terms than those that would have been issued to the holders of Class A common stock.

On July 24, 2020, the Company, HighPeak Energy and the other parties to the Business Combination Agreement entered into the Business Combination Agreement Third Amendment, pursuant to which the parties to the Business Combination Agreement agreed to, among other things, provide for the issuance of one warrant to purchase HighPeak Energy common stock for each one whole share of HighPeak Energy common stock (excluding any fractional shares) that is issued as merger consideration to holders of Class A common stock and to increase the Minimum Equity Capitalization (as such term is defined in the Business Combination Agreement Third Amendment) condition from $50 million to $100 million and remove the $100 million Minimum Aggregate Funding Availability closing condition (as such term was defined in the Business Combination Agreement Second Amendment). The Business Combination Agreement Third Amendment also provides for the CVRs to have the same terms, whether such CVRs are issued as merger consideration to holders of Class A common stock or to Forward Purchase Investors in connection with commitments under the Forward Purchase Agreement Amendment. Additionally, the Business Combination Agreement Third Amendment added the requirement that the CVRs and warrants issuable for HighPeak Energy common stock, including Pure’s public warrants that will become warrants of HighPeak Energy, forward purchase warrants and warrants to be issued as merger consideration, will be approved for listing on the Nasdaq Global or the NYSE, subject to official notice of issuance, prior to the Closing.

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

Going Concern

At June 30, 2020, the Company had a cash balance of $26,000, which excludes interest income of $1,275,927 earned during the year from the Company’s investments in the Trust Account, which is available to the Company for its tax obligations.  During 2020, the Company withdrew $329,214 of interest income from the Trust Account to pay its income and franchise taxes and $50,000 to pay administrative fees. If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating its initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial business combination.  Moreover, the Company may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of its public shares upon completion of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination.

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

Note 2 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HighPeak Energy, Inc, since their formation. All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position as of June 30, 2020 and the consolidated results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for the full year.

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

The Company’s consolidated statements of operations include a presentation of income per share for common shares subject to redemption similar to the two-class method of income per share. Net income per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable administrative fees, franchise taxes and income taxes of $10,005, $1,996,862, $883,436 and $3,843,030 by the weighted average number of shares of Class A common stock outstanding for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively. Weighted average number of Class A common stock outstanding were 21,491,474, 41,400,000, 29,155,430 and 41,400,000 for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively. Net  income (loss) per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock of $147,072, $42,926, $1,331,698 and $144,089, by the weighted average number shares of Class B common stock outstanding for the three months ended June 20, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively. Weighted average number of shares of Class B stock outstanding was 10,350,000 for all periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in the Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placement warrants of $50,126,290 and $378,060,000 as of June 30, 2020 and December 31, 2019, respectively, after considering $327,933,710 in redemptions that occurred during the six months ended June 30, 2020, and $35,940,000 that occurred during the year ended December 31, 2019, which were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act (“Permitted Investments”) and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial business combination. Pursuant to the allowable expenditures from the Trust Account of the Company $275,000, $1,262,667, $379,214 and $1,407,462 in aggregate were withdrawn from the Trust Account during the three months ended June 30, 2020 and 2019 and six months ended June 30, 2020 and 2019, respectively to pay income taxes, franchise taxes and administrative service fees.  In addition, $1,575,335, $0, $5,173,602 and $0 were deposited into the Trust Account during the three months ended June 30, 2020 and 2019 and six months ended June 30, 2020 and 2019, respectively, for the benefit of the holders of Class A common stock as a result of loans from the Sponsor pursuant to the three (3) extensions that were agreed to in May and February 2020 and October 2019.

As of June 30, 2020, cash and Permitted Investments held in the Trust Account had a fair value of $53,159,750. For the three and six months ended June 30, 2020, investments held in the Trust Account generated interest income of $92,965 and $1,275,927, respectively. During the three and six months ended June 30, 2020, the Company paid $80,000 and $164,214, respectively, to the State of Delaware for franchise taxes with funds received from the Trust Account. On May 18, 2020 and February 21, 2020, respectively, 30,603,570 and 2,189,801 shares of Class A common stock were redeemed for $322,063,673 and $22,811,431 in connection with extensions approved by our stockholders to extend the time by which we must complete the business combination to August 21, 2020 and May 21, 2020, respectively. At a Special Meeting of stockholders’ held on May 15, 2020, the stockholders approved the amendment of the Company’s second and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from May 21, 2020 to August 21, 2020.

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

Redeemable Common Stock

As discussed in Note 1 – Description of Organization and Business Operations, all of the 5,012,629 shares held by public stockholders outstanding as of June 30, 2020 contain a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer and stockholder approval provisions. In accordance with Financial Accounting Standard Board (“FASB”) Topic ASC 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company has not specified a maximum redemption threshold, the Company’s second amended and restated certificate of incorporation, as amended (the Company’s “Charter”), provides that in no event will the Company redeem its shares held by public stockholders in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying number of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital or in the absence of additional paid in capital, retained earnings.

Accordingly, at June 30, 2020, 3,462,877 shares of the outstanding 5,012,629 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.31 per share.  At December 31, 2019, 37,725,710 shares of the outstanding 37,806,000 shares of Class A common stock included in the units at the Public Offering were classified outside of permanent equity at approximately $10.10 per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

State Franchise Taxes

The Company is incorporated in the state of Delaware and is subject to Delaware state franchise tax which is computed based on an analysis of both authorized shares and total gross assets. The Company has liabilities on the accompanying consolidated balance sheets for accrued Delaware state franchise taxes of $20,000 and $84,214 as of June 30, 2020 and December 31, 2019, respectively. On the accompanying consolidated statements of operations, the Company incurred Delaware franchise tax expense of $50,300, $28,959, $100,750 and $86,927 for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively.

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

On May 8, 2020, pursuant to our Sponsor’s obligation under a certain letter agreement entered into in connection with the Public Offering, HPEP II launched a warrant tender offer to purchase, at $10.00 in cash per public warrant, 328,888 of the Company’s outstanding public warrants held by persons other than HPEP II. The warrant tender offer was not conditioned upon any minimum number of public warrants being tendered and  expired on July 31, 2020 with no warrants being tendered. HPEP II has previously conducted three (3) warrant tender offers for the Company’s outstanding public warrants, as a result of which an aggregate 20,371,112 public warrants were tendered and purchased by HPEP II. As of June 30, 2020, 328,888 public warrants remain outstanding and held by parties other than HPEP II.

There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Company’s business combination within the required time period.

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

On May 4, 2020, our Sponsor, HPEP II and HighPeak Energy entered into a sponsor support agreement (the “Sponsor Support Agreement” pursuant to which (i) our Sponsor will forfeit (a) 5,350,000 founder shares for no consideration and (b) all of its private placement warrants for no consideration and (ii) HPEP II will forfeit all of its public warrants for no consideration.

Note 4 - Related Party Transactions

Founders’ Shares

In connection with the organization of the Company, 10,062,500 founders’ shares were sold to our Sponsor. In March 2018, our Sponsor returned to us, at no cost, an aggregate of 1,437,500 founders’ shares, which we cancelled, leaving an aggregate of 8,625,000 founders’ shares outstanding. Also in March 2018, our Sponsor transferred 40,000 founders’ shares to each of our three (3) independent director nominees resulting in a total of 120,000 founders’ shares transferred to our independent director nominees. In April 2018, we effected a stock dividend of 0.2 shares of Class B common stock for each outstanding share of Class B common stock, resulting in our Sponsor holding 10,206,000 founders’ shares and each of our independent director nominees holding 48,000 founders’ shares for an aggregate of 10,350,000 founders’ shares. At June 30, 2020 and December 31, 2019, our Sponsor, our initial stockholders and our independent directors held, collectively, 10,350,000 founders’ shares.

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

Pursuant to the Sponsor Support Agreement dated as of May 4, 2020, (i) our Sponsor will forfeit (a) 5,350,000 founder shares for no consideration and (b) all of its private placement warrants for no consideration and (ii) HPEP II will forfeit all of its public warrants for no consideration.

Related Party Loans

As of June 30, 2020 and December 31, 2019, the Company has $10,100,000 and $4,192,794, respectively, in notes payable-related party for amounts received from the Sponsor, or its affiliate. On February 14, 2020, the Company entered into an amended and restated promissory note whereby the principal amount was increased to $11,000,000. The noninterest bearing promissory note matures August 21, 2020.

Administrative Service Agreement

Commencing on April 13, 2018, the date of the listing of the Company’s securities on the Nasdaq Capital Market, through the consummation of the Company’s initial business combination, the Company has agreed to pay the Company’s Sponsor or one of its affiliates $10,000 per month until the earlier of (i) Pure consummates its initial business combination or (ii) liquidation to entice the Company’s Sponsor to make available to the Company certain general and administrative services, including office space, utilities and administrative support, as the Company may require from time to time. The Company incurred expenses of $30,000, $30,000, $60,000 and $60,000 for administrative services for three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, the Company has a payable of $16,000 included in Accounts Payable and Accrued Expenses on the accompanying balance sheet for administrative service fees.

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

On July 24, 2020, by and among HighPeak Energy, each party designated as a purchaser therein (which may include purchasers that subsequently join as parties thereto), HPEP I and, solely for the limited purposes specified therein, Pure, pursuant to which, among other things, (i) the Forward Purchase Agreement entered into by and between HPEP I and Pure has been amended and restated in its entirety as described further in this proxy statement/prospectus and (ii) the purchasers thereunder will collectively purchase, in connection with the Closing (as defined below), the number of forward purchase units as indicated therein, up to a maximum amount of 15,000,000 forward purchase units, with each forward purchase unit consisting of one share of HighPeak Energy common stock, one contingent value right (“CVR”) and one warrant (which one whole warrant is exercisable for HighPeak Energy common stock), for $10.00 per forward purchase unit, or an aggregate maximum amount of up to $150,000,000 (the “Forward Purchase Agreement Amendment”). Additionally, HPEP I may elect to commit to purchase uncommitted forward purchase units or assign all or part of its right to purchase uncommitted forward purchase units to one or more third parties under the Forward Purchase Agreement Amendment prior to the Closing (as defined below).

Warrant Tender Offer

On May 8, 2020, pursuant to our Sponsor’s obligation under a certain letter agreement entered into in connection with the Public Offering and in connection with the filing of the definitive proxy statement related to the special meeting of the Company’s stockholders to vote to approve the Extension (as defined below), HPEP II launched a warrant tender offer to purchase, at $10.00 in cash per public warrant, 328,888 of the Company’s outstanding public warrants held by persons other than HPEP II. The warrant tender offer was not conditioned upon any minimum number of public warrants being tendered and expired on July 31, 2020 with no warrants being tendered.

In April 2018, an affiliate of the Company’s Sponsor deposited cash funds in an amount equal to $20,700,000 with Continental Stock Transfer & Trust Company prior to the closing of the Public Offering. The funds held in the escrow account may be used (or the letter of credit referred to below may be drawn upon) to pay $1.00 per whole warrant to holders of public warrants (excluding private placement warrants or forward purchase warrants) that tender in the warrant tender offer for the public warrants. Following the warrant tender offer or payment to holders of public warrants described above, any amounts remaining in the escrow account will be returned to the Company’s Sponsor or its affiliate. HPEP II has previously conducted four (4) tender offers for the Company’s outstanding public warrants, as a result of which an aggregate of 20,371,112 public warrants were tendered and purchased by HPEP II.

Pursuant to the Sponsor Support Agreement dated as of May 4, 2020, (i) our Sponsor will forfeit (a) 5,350,000 founder shares for no consideration and (b) all of its private placement warrants for no consideration and (ii) HPEP II will forfeit all of its public warrants for no consideration.

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

Note 5 - Commitments and Contingencies

Business Combination Marketing Agreement

The Company engaged the underwriters from the Company’s Public Offering as advisors in connection with any potential business combination, to assist the Company in holding meetings with the Company’s stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors interested in purchasing our securities, assist us in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination (the “Business Combination Marketing Agreement”). As of June 30, 2020, the above services had not been completed and accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

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

The Business Combination Third Amendment amended the Form of Registration Rights Agreement, to be entered into by and among HighPeak Energy and certain HighPeak Holders (as such term is defined in the Form of Registration Rights Agreement) at the consummation of the business combination, to, among other things, provide for any holder to demand registration of some or all of its shares of HighPeak Energy common stock, CVRs and warrants (“Registerable Securities”) registered for sale provided that such demand registration notice covers (x) not less than $25 million of Registrable Securities or (y) all of the Registerable Securities held by such holder.

Note 6 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, no preferred stock is issued or outstanding.

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

In February 2020, the Company's stockholders approved an extension of the date by which the Company must consummate an initial business combination from February 21, 2020 to May 21, 2020.  In connection with this extension, 2,189,801 shares of Class A common stock were redeemed, for a total value of $22,811,431.  The redemptions reduced the outstanding number of shares of the Company's Class A common stock to 35,616,199 shares.  On May 15, 2020, the Company’s stockholders approved an extension of the date by which the Company must consummate an initial business combination (the “Extension”) from May 21, 2020 to August 21, 2020. The Company requested the Extension in order to complete an initial business combination. In connection with the extension, 30,603,570 shares of Class A common stock were redeemed, for a total value of $322,063,673. The redemptions reduced the outstanding number of shares of the Company’s Class A common stock to 5,012,629 shares.  At June 30, 2020 and December 31, 2019 there were 5,012,629 and 37,806,000 shares of Class A common stock issued and outstanding, respectively, of which 3,462,877 and 37,725,710 were held outside of equity, respectively, and are subject to redemption.

Class B Common Stock

The Company is authorized to issue up to 15,000,000 shares of Class B common stock. At June 30, 2020 and December 31, 2019, there were 10,350,000 shares of Class B common stock issued and outstanding.

Note 7 - Fair Value Measurements

The following table presents information about the Company’s assets, measured on a recurring basis, as of June 30, 2020 and December 31, 2019. The table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Marketable Securities held in Trust Account	$53,159,750	$-	$-	$391,964,540	$-	$-

Note 8 - Subsequent Events

Any material events that occur between the balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet dates. The Company has evaluated all subsequent events and transactions for possible recognition or disclosure through August 10, 2020, the date the consolidated financial statements were available for issuance.

On July 1, 2020, the Company, HighPeak Energy and the other parties to the Business Combination Agreement entered into the Business Combination Agreement Second Amendment, which provided for, among other things, one (1) CVR to be issued as merger consideration for each one whole share of HighPeak Energy common stock (excluding any fractional shares) that is issued as merger consideration to holders of shares of Class A common stock. It was also contemplated that one (1) CVR would also be issued to any PIPE Investor or purchaser under the Forward Purchase Agreement Amendment (as further described therein) for each share of HighPeak Energy common stock purchased in connection with the PIPE Investment or pursuant to the Forward Purchase Agreement Amendment, under separate terms than those that would have been issued to the holders of Class A common stock.

On July 24, 2020, the Company, HighPeak Energy and the other parties to the Business Combination Agreement entered into the Business Combination Agreement Third Amendment, pursuant to which the parties to the Business Combination Agreement agreed to, among other things, provide for the issuance of one warrant to purchase HighPeak Energy common stock for each one whole share of HighPeak Energy common stock (excluding any fractional shares) that is issued as merger consideration to holders of Class A common stock and to increase the Minimum Equity Capitalization (as such term is defined in the Business Combination Agreement Third Amendment) condition from $50 million to $100 million and remove the $100 million Minimum Aggregate Funding Availability closing condition (as such term was defined in the Business Combination Agreement Second Amendment). The Business Combination Agreement Third Amendment also provides for the CVRs to have the same terms, whether such CVRs are issued as merger consideration to holders of Class A common stock or to Forward Purchase Investors in connection with commitments under the Forward Purchase Agreement Amendment. Additionally, the Business Combination Agreement Third Amendment added the requirement that the CVRs and warrants issuable for HighPeak Energy common stock, including Pure’s public warrants that will become warrants of HighPeak Energy, forward purchase warrants and warrants to be issued as merger consideration, will be approved for listing on the Nasdaq Global or the NYSE, subject to official notice of issuance, prior to the Closing.  Please see the Company’s Form 8-K filed with the Securities and Exchange Commission on July 29, 2020 for further details.

On July 1, 2020, July 21, 2020 and August 4, 2020, an affiliate of the Sponsor loaned to the Company in amounts of $150,000 for working capital purposes, $200,000 to be deposited in the Trust Account and $100,000 for working capital purposes, respectively.  This brings the total notes payable-related party to $10,550,000 subsequent to quarter end.

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

Unless waived by the applicable parties to the Business Combination Agreement, Closing of the business combination is subject to a number of conditions, including, among others, (i) the expiration of the waiting period (or extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976; (ii) the absence of specified adverse laws, injunctions or orders; (iii) the requisite approval by the Company’s stockholders, and the written consents of the Company, as the sole stockholder of HighPeak Energy, and by HighPeak Energy, as the sole stockholder of MergerSub (which written consents of the Company and HighPeak Energy were delivered within 24 hours of execution of the Business Combination Agreement); (iv) the completion of the offer by the Company to redeem shares of Class A common stock issued in its Public Offering for cash in accordance with the organizational documents of the Company and the terms of the Business Combination Agreement; (v) the Minimum Aggregate Funding Availability (as defined in the Business Combination Agreement) being not less than $100,000,000 and the Minimum Equity Capitalization (as defined in the Business Combination Agreement) being not less than $50,000,000; (vi) the representations and warranties of (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors, being true and correct, subject to the materiality standards contained in the Business Combination Agreement; (vii) material compliance by (a) the HPK Contributors, in the case of the Company, HighPeak Energy and MergerSub, and (b) the Company, HighPeak Energy and MergerSub, in the case of the HPK Contributors with their respective covenants under the Business Combination Agreement; and (viii) delivery by the other parties of documents and other items required to be delivered by such parties at the Closing of the business combination. Additionally, the HPK Contributors’ obligations to consummate the transactions contemplated by the Business Combination Agreement are also subject to the conditions that (a) the shares of HighPeak Energy common stock issuable to the HPK Contributors and as merger consideration pursuant to the Business Combination Agreement are approved for listing on the New York Stock Exchange (the “NYSE”) or the Nasdaq Global Market (the “Nasdaq Global”), subject only to official notice of issuance thereof and (b) the Company shall have transferred, or as of the Closing of the business combination shall transfer, to HighPeak Energy certain cash (net of payments made in connection with stock redemptions and certain expenses).

On June 12, 2020, the Company, HighPeak Energy, and the other parties to the Business Combination Agreement entered into the Business Combination Agreement First Amendment that provides for additional Cash Consideration to be paid as merger consideration to holders of shares of Pure’s Class A common stock in an amount per share equal to the amount, if any, by which the per-share redemption value of Pure’s Class A common stock at the Closing exceeds $10.00 per share.

On July 1, 2020, the Company, HighPeak Energy and the other parties to the Business Combination Agreement entered into the Business Combination Agreement Second Amendment, which provided for, among other things, one (1) contingent value right (“CVR”) to be issued as merger consideration for each one whole share of HighPeak Energy common stock (excluding any fractional shares) that is issued as merger consideration to holders of shares of Class A common stock. It was also contemplated that one (1) CVR would also be issued to any PIPE Investor or purchaser under the Forward Purchase Agreement Amendment (as further described therein) for each share of HighPeak Energy common stock purchased in connection with the PIPE Investment or pursuant to the Forward Purchase Agreement Amendment, under separate terms than those that would have been issued to the holders of Class A common stock.

On July 24, 2020, the Company, HighPeak Energy and the other parties to the Business Combination Agreement entered into the Business Combination Agreement Third Amendment, pursuant to which the parties to the Business Combination Agreement agreed to, among other things, provide for the issuance of one warrant to purchase HighPeak Energy common stock for each one whole share of HighPeak Energy common stock (excluding any fractional shares) that is issued as merger consideration to holders of Class A common stock and to increase the Minimum Equity Capitalization (as such term is defined in the Business Combination Agreement Third Amendment) condition from $50 million to $100 million and remove the $100 million Minimum Aggregate Funding Availability closing condition (as such term was defined in the Business Combination Agreement Second Amendment). The Business Combination Agreement Third Amendment also provides for the CVRs to have the same terms, whether such CVRs are issued as merger consideration to holders of Class A common stock or to Forward Purchase Investors in connection with commitments under the Forward Purchase Agreement Amendment. Additionally, the Business Combination Agreement Third Amendment added the requirement that the CVRs and warrants issuable for HighPeak Energy common stock, including Pure’s public warrants that will become warrants of HighPeak Energy, forward purchase warrants and warrants to be issued as merger consideration, will be approved for listing on the Nasdaq Global or the NYSE, subject to official notice of issuance, prior to the Closing.

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

For the three months ended June 30, 2020, we had net a loss of $137,067 which consisted of interest income held in the Trust Account of $92,965, more than offset by operating costs of $147,072, administrative service fees of $30,000, franchise taxes of $50,300 and an income tax provision of $2,660.  For the three months ended June 30, 2019, we had a net income of $1,953,936 which consisted of interest income held in the Trust Account of $2,592,502 partially offset by operating costs of $42,926, administrative service fees of $30,000, franchise taxes of $28,959 and an income tax provision of $536,681. The decrease in interest income can be attributed to a lower balance in the Trust Account due to the redemptions that took place in October 2019, February 2020 and May 2020, in addition to lower interest rates during the three months ended June 30, 2020 compared to the prior year period. In addition, the decrease in the tax provision is directly related to the decrease in interest income.

For the six months ended June 30, 2020, we had net loss of $448,262 which consisted of interest income held in the Trust Account of $1,275,927 more than offset by operating costs of $1,331,698, administrative service fees of $30,000, franchise taxes of $100,750 and an income tax provision of $231,741.  For the six months ended June 30, 2019, we had a net income of $3,698,941 which consisted of interest income held in the Trust Account of $5,027,471 partially offset by operating costs of $144,089, administrative service fees of $60,000, franchise taxes of $86,927 and an income tax provision of $1,037,514. The decrease in interest income can be attributed to a lower balance in the Trust Account due to the redemptions that took place in October 2019, February 2020 and May 2020, in addition to lower interest rates during the six months ended June 30, 2020 compared to the prior year period. The increased operating costs during the six months ended June 30, 2020 compared to the same period in 2019 can be attributed to an increased amount of costs incurred in 2020 related to the business combination legal and professional fees. Finally, the decrease in the tax provision is directly related to the decrease in interest income.

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

We had cash of $26,000 and $179,515 at June 30, 2020 and December 31, 2019, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

Contractual Obligations

At June 30, 2020 and December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 12, 2018, we entered into an administrative services agreement pursuant to which we agreed to pay our Sponsor or one of its affiliates a total of $10,000 per month for office space, utilities, secretarial support and administrative services. The Company incurred administrative expenses of $30,000, $30,000, $60,000 and $60,000 for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 020 and 2019, respectively.  From the IPO Closing Date through June 30, 2020, the Company paid $250,000 to an affiliate of our Sponsor, with funds received from the Trust Account, for administrative services. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds from the Public Offering and the sale of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

2.2	First Amendment to Business Combination Agreement, dated June 12, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (Commission File No. 001-38454) filed on June 16, 2020).

2.3	Second Amendment to Business Combination Agreement, dated July 1, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (Commission File No. 001-38454) filed on July 2, 2020)

2.4	Third Amendment to Business Combination Agreement, dated July 24, 2020, by and among Pure Acquisition Corp., HighPeak Energy, Inc., Pure Acquisition Merger Sub, Inc., HighPeak Energy, LP, HighPeak Energy II, LP, HighPeak Energy III, LP, HPK Energy, LLC and HighPeak Energy Management, LLC (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (Commission File No. 001-38454) filed on July, 29, 2020)

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

10.6

Amended and Restated Forward Purchase Agreement, dated July 24, 2020, HighPeak Energy, Inc., each party designated as a purchaser therein, HighPeak Energy Partners, LP and, solely for the limited purposes specified therein, Pure Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38454) filed with the SEC on July 29, 2020).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 10, 2020